Form 10-Q
period 2021-06-30
Blue Safari Group Acquisition Corp
filed 2021-08-18
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 18, 2021, 6,100,000 Class A ordinary shares, no par value per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

June 30, 2021
Assets
Cash	$884,500
Prepaid Expenses	360,496
Deferred offering costs	—
Total current assets	1,244,996
Cash held in Trust Account	58,075,000
Total Assets	$59,319,996

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$174,102
Due to related party	271,930
Promissory note - related party	200,000
Total current liabilities	646,032
Deferred underwriters discount	2,012,500
Total liabilities	2,658,532

Commitments & Contingencies
Class A ordinary shares subject to possible redemption, 5,114,996 shares at redemption value	51,661,459

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 985,004 issued and outstanding, excluding 5,114,996 shares subject to redemption	98
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	5,103,358
Accumulated deficit	(103,595)
Total shareholders’ equity	5,000,005

Total Liabilities and Shareholders’ Equity	$59,319,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period from
		February 23,
		2021
	For the	(Inception)
	Three Months Ended	to
	June 30,	June 30,
	2021	2021
Formation and operating costs	$95,585	$103,595
Loss from operations	(95,585)	(103,595)

Net loss	$(95,585)	$(103,593)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	957,843	5,127,279
Basic and diluted net income per ordinary share subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding, nonredeemable ordinary shares	1,619,217	1,566,689
Basic and diluted net loss per nonredeemable ordinary share	$(0.06)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary shares		Ordinary shares		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 23, 2021	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	1,437,500	144	24,857		25,001
Net loss	—	—	—	—	—	(8,010)	(8,010)
Balance as of March 31, 2021	—	$—	1,437,500	$144	$24,857	$(8,010)	$16,991

Sale of 5,000,000 Units on June 14, 2021 through public offering	5,000,000	500	—	—	49,999,500	—	50,000,000

Sale of 292,500 Private Placement Units on June 14, 2021	292,500	29	—	—	2,924,971	—	2,925,000

Sale of 750,000 Units on June 14, 2021 over-allotment	750,000	75	—	—	7,499,925	—	7,500,000

Issuance of representative shares	57,500	6	—	—	569	—	575

Underwriters' discount	—	—	—	—	(1,150,000)	—	(1,150,000)

Deferred underwriter Discount	—	—	—	—	(2,012,500)	—	(2,012,500)

Other offering expenses	—	—	—	—	(523,017)	—	(523,017)

Net loss	—	—	—	—	—	(95,585)	(95,585)

Class A ordinary shares subject to possible redemption	(5,114,996)	(512)	—	—	(51,660,947)	—	(51,661,459)

Balance as of June 30, 2021	985,004	$98	1,437,500	$144	$5,103,358	$(103,595)	$5,000,005

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from
February 23, 2021
(Inception) to
June 30, 2021

Cash flows from operating activities:
Net loss	$(103,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	7,169
Changes in current assets and liabilities:
Prepaid Assets	(360,496)
Due to related party	271,930
Accrued expenses	(260,570)
Net cash used in operating activities	(445,562)

Cash flows from investing activities:
Principal deposited in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	50,000,006
Proceeds from private placement	2,925,000
Proceeds from overallotment, net of underwriter discount	7,500,569
Payment of deferred offering costs	(1,020,513)
Net cash provided by financing activities	59,405,062

Net change in cash	884,500
Cash, beginning of the period	—
Cash, end of the period	$884,500

Supplemental disclosure of cash flow information:

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,001
Initial value of ordinary shares subject to possible redemption	$51,661,459
Deferred underwriting commissions payable charged to additional paid in capital	$2,012,500
Accrued deferred offering costs	$523,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS1

Note 1 — Organization and Business Operation

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Proposed Public Offering (the “IPO”) as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is BSG First Euro Investment Corp., a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on June 10, 2021 (the “Effective Date”). On June 14, 2021 the Company consummated the IPO of 5,750,000 units (the “Units”), including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $57,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 292,500 units (the “Private Placement Unit”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,925,000, which is discussed in Note 4.

Transaction costs of the IPO amounted to $3,685,517 consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $575 and $522,442 of other offering costs.

Upon the closing of the IPO, an aggregate of $10.10 per Unit sold in the IPO, or an aggregate of $58,075,000, was held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Proposed Public Offering and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share, which is subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the IPO (the “Combination Period”) (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the insiders have agreed, pursuant to such letter agreement, to vote their founder shares, private placement shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third -party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $884,500 in cash, and working capital of $598,964 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,001 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $200,000 under the Note (Note 5). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $3,685,517 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $575 and $522,442 of other offering costs.

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

Cash Held in Trust Account

At June 30, 2021, the Company had $58,075,000 in cash held in the Trust Account.

Due to Related Party

The balance of $271,930 is represented by $7,333 accrued for the administrative support services provided by the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Capital Market, and $264,597 of accrued expenses paid by the Sponsor on behalf of the Company.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 5,114,996 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of an aggregate 292,500 Units (“Private Placement Units”), which included the additional 22,500 Private Placement Units sold pursuant to the full exercise of the underwriters’ option to cover the over-allotment.

The Private Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the initial Business Combination except to permitted transferees, and they will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021 and March 4, 2021, the Company’s Sponsor paid $25,001, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (“Founder shares’), par value $0.0001 per share, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On June 14, 2021, the underwriter exercised the over-allotment option in full, hence, the 187,500 Founder Shares that are no longer subject to forfeiture.

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable promptly after the date on which the Maker consummates the IPO of its securities. As of June 30, 2021, the Company had borrowed $200,000 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2021, no such Working Capital Loans were outstanding.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Proposed Public Offering, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriters have a 45-day option from June 14, 2021 to purchase up to an additional 750,000 Units, consisting of 750,000 Class A ordinary shares and 750,000 rights to cover over-allotments, if any.

On June 14, 2021, the underwriter fully exercised the over-allotment option to purchase 750,000 Units, and paid an underwriting commission in aggregate of $1,150,000. Additionally, the underwriters will be entitled to a deferred underwriting commissions of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $2,012,500 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company issued to Maxim Partners LLC and/or its designees, 57,500 shares upon the consummation of the IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete our initial business combination within 12 months from the closing of the IPO, or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a business combination, the Company has granted Maxim a right of first refusal to act as lead-left book running manager and lead left placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2021, there were 985,004 Class A ordinary shares outstanding, excluding 5,114,996 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended June 30, 2021, we had a net loss of $95,585, which consists of formation and operation costs.

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

Following the Initial Public Offering and the sale of the Private Units, a total of $58,075,000 was placed in the Trust Account, and we had $884,500 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,685,517 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees, the fair value of the representative shares of $575, and $522,442 of other offering costs.

For the quarter ended June 30, 2021, there was $445,562 of cash used in operating activities. Net loss of $95,585 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $25,001.

As of June 30, 2021, we had $884,500 of cash on hand. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that,  as of June 30, 2021, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on June 9, 2021. On June 14, 2021, we consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a purchase price of $10.00 per unit resulted in a total gross proceeds of $57,500,000, and offering costs of approximately $3.7 million, inclusive of approximately $2 million in deferred underwriting commissions.

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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:	August 18, 2021	BLUE SAFARI GROUP ACQUISITION CORP.

		By:	/s/ AlexYamashita
		Name:	Alex Yamashita
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Naphat Sirimongkolkasem
		Name:	Naphat Sirimongkolkasem
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)