Form 10-Q
period 2021-09-30
Blue Safari Group Acquisition Corp
filed 2021-11-22
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

BLUE SAFARI GROUP ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40473	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Cheung Kong Center, 58th Floor, Unit 5801 2 Queens Road Central Central Hong Kong
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 22, 2021, 4,941,393 Class A ordinary shares, no par value per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 23, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from February 23, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows and for the period from February 23, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION	19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3	Defaults Upon Senior Securities	20
Item 4	Mine Safety Disclosures	20
Item 5	Other Information	20
Item 6.	Exhibits	21
	Signatures	22

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

September 30, 2021
Assets
Cash and cash equivalents	$732,901
Prepaid Expenses	286,798
Total current assets	1,019,699
Cash held in Trust Account	58,075,877
Total Assets	$59,095,576

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$207,049
Due to related party	301,930
Promissory note - related party	200,000
Total current liabilities	708,979
Deferred underwriters discount	2,012,500
Total liabilities	2,721,479

Commitments & Contingencies
Class A ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	58,075,000

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 350,000 issued and outstanding, excluding 5,750,000 shares subject to redemption	35
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	—
Accumulated deficit	(1,701,082)
Total shareholders’ equity (deficit)	(1,700,903)

Total Liabilities and Shareholders’ Equity (Deficit)	$59,095,576

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the
	Three Months	For the Period from
	Ended	February 23, 2021
	September 30,	(Inception)
	2021	to September 30, 2021
Formation and operating costs	$288,261	$391,856
Loss from operations	(288,261)	(391,856)

Other income
Interest income	17	17
Interest income earned on Trust	877	877
Total other income	894	894

Net loss	$(287,367)	$(390,962)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	2,848,864
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.04)	$(0.09)
Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	1,787,500	1,552,102
Basic and diluted net loss per share, Class B ordinary shares subject to possible redemption	$(0.04)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Preferred Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of February 23, 2021	—	$—	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	—	—	1,437,500	144	24,857	—	25,001
Net loss	—	—	—	—	—	—	—	(8,010)	(8,010)
Balance as of March 31, 2021	—	$—	—	$—	1,437,500	$144	$24,857	$(8,010)	$16,991
Sale of 292,500 Private Placement Units on June 14, 2021	—	—	292,500	29	—	—	2,924,971	—	2,925,000
Issuance of representative shares	—	—	57,500	6	—	—	478,851	—	478,857
Accretion of carrying value to redemption value	—	—	—	—	—	—	(3,428,679)	(735,120)	(4,163,799)
To account for additional $.10 for the Units sold through public offering	—	—	—	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	—	—	—	(95,585)	(95,585)
Balance as of June 30, 2021, as restated	—	$—	350,000	$35	1,437,500	$144	$—	$(1,413,715)	$(1,413,536)
Net loss	—	—	—	—	—	—	—	(287,367)	(287,367)
Balance as of September 30, 2021	—	$—	350,000	$35	1,437,500	$144	$—	$(1,701,082)	$(1,700,903)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period
from
February 23, 2021
(Inception) to
September 30,
2021

Cash flows from operating activities:
Net loss	$(390,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	7,169
Interest earned on cash and marketable securities held in Trust Account	(877)
Changes in current assets and liabilities:
Prepaid Assets	(286,798)
Due to related party	301,930
Accrued expenses	(227,623)
Net cash used in operating activities	(597,161)

Cash flows from investing activities:
Principal deposited in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	50,000,006
Proceeds from private placement	2,925,000
Proceeds from overallotment, net of underwriter discount	7,500,569
Payment of deferred offering costs	(1,020,513)
Net cash provided by financing activities	59,405,062

Net change in cash	732,901
Cash, beginning of the period	—
Cash, end of the period	$732,901

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,001
Initial value of ordinary shares subject to possible redemption	$58,075,000
Deferred underwriting commissions payable charged to additional paid in capital	$2,012,500
Accrued deferred offering costs	$523,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Proposed Public Offering (the “IPO”) as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is BSG First Euro Investment Corp., a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on June 9, 2021 (the “Effective Date”). On June 14, 2021 the Company consummated the IPO of 5,750,000 units (the “Units”), including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.10 per Unit, generating gross proceeds of $58,075,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 292,500 units (the “Private Placement Unit”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,925,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $4,163,799 consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $522,442 of other offering costs.

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

The Company will have 12 months from the closing of the IPO (the “Combination Period”) (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $732,901 in cash, and working capital of $310,720 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,001 from the sale of the Founders Shares (as defined in Note 6), and loan proceeds from the Sponsor of $200,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary shares while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

In connection with the restatement of the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) proportionally to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements are reflected in the following table:

	As Reported	Adjustments	As Restated
Balance Sheet as of June 14, 2021 (per Form 8-K filed on June 21, 2021)
Ordinary shares subject to possible redemption ($)	$51,793,274	$6,281,726	$58,075,000

Ordinary shares Class A, $0.0001 par value	97	(62)	35
Ordinary shares Class B, $0.0001 par value	144	—	144
Additional Paid-in Capital	5,016,544	(5,016,544)	—
Accumulated Deficit	(16,776)	(1,265,120)	(1,281,896)
Total Shareholders' Equity (Deficit)	$5,000,009	$(6,281,726)	$(1,281,717)
Number of shares subject to redemption	5,128,047	621,953	5,750,000

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 18, 2021)
Ordinary shares subject to possible redemption ($)	$51,661,459	$6,413,541	$58,075,000

Ordinary shares Class A, $0.0001 par value	98	(63)	35
Ordinary shares Class B, $0.0001 par value	144	—	144
Additional Paid-in Capital	5,103,358	(5,103,358)	—
Accumulated Deficit	(103,595)	(1,310,120)	(1,413,715)
Total Shareholders' Equity (Deficit)	$5,000,005	$(6,413,541)	$(1,413,536)
Number of shares subject to redemption	5,114,996	635,004	5,750,000

Unaudited Statements of Operations
For the three ended June 30, 2021 and For the period from
February 23, 2021 (Inception) to June 30, 2021 as adjusted for
Temporary Equity related to Public Shares	As Reported	Adjustments	As Restated
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	957,843	116,333	1,074,176
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	1,619,217	(181,717)	1,437,500
Basic and diluted net loss per share per ordinary share subject to possible redemption	$0.00	$(0.04)	$(0.04)
Basic and diluted net loss per share per nonredeemable ordinary share	$(0.06)	$0.02	$(0.04)

For the period from February 23, 2021 (Inception) to June 30, 2021
Basic and diluted weighted average shares outstanding ordinary shares subject to redemption	5,127,279	(4,363,607)	763,672
Basic and diluted weighted average shares outstanding ordinary shares not subject to redemption	1,566,689	(230,263)	1,336,426
Basic and diluted net loss per share per ordinary share subject to possible redemption	$0.00	$(0.05)	$(0.05)
Basic and diluted net loss per share per nonredeemable ordinary share	$(0.07)	$0.02	$(0.05)

Unaudited Statements of Cash Flows
For the six months ended June 30, 2021
as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustments	As Restated
Initial value of shares subject to possible redemption	$51,661,459	$6,413,541	$58,075,000

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $4,163,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $522,442 of other offering costs.

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

Cash Held in Trust Account

At September 30, 2021, the Company had $58,075,877 in cash held in the Trust Account consisting of cash held in a money market fund

Due to Related Party

The balance of $301,930 is represented by $7,333 accrued for the administrative support services provided by the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Capital Market, and $294,597 of accrued expenses paid by the Sponsor on behalf of the Company.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30,			For the Period from February 23, 2021
	2021			(Inception) to September 30, 2021
		non-			non-
	redeemable	redeemable		redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(219,219)	$(13,344)	$(54,805)	$(253,080)	$(15,405)	$(122,477)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	2,848,864	173,409	1,378,693

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.09)	$(0.09)	$(0.09)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On June 14, 2021, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment. Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at a price of $10.10 per unit, generating gross proceeds to the Company of $58,075,000.

All of the 5,750,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$58,075,000
Less:
Ordinary shares issuance costs	(4,163,799)
Plus:
Accretion of carrying value to redemption value	4,163,799

Contingently redeemable ordinary shares	$58,075,000

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable promptly after the date on which the Maker consummates the IPO of its securities. As of September 30, 2021, the Company had borrowed $200,000 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2021, no such Working Capital Loans were outstanding.

Note 7 — Commitments & Contingencies

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

Representative’s Ordinary Shares

The Company issued to Maxim Partners LLC and/or its designees, 57,500 shares upon the consummation of the IPO, the fair value of which is $575. Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete our initial business combination within 12 months from the closing of the IPO, or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination.

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Recent Developments

On November 18, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and our wholly-owned subsidiary (“Merger Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which Merger Sub will merge with and into Bitdeer with Bitdeer being the surviving entity and becoming our wholly-owned subsidiary (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of Blue Safari and Bitdeer.

The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of Blue Safari and Bitdeer and the satisfaction of certain other customary closing conditions.  For more information, see the Current Report on Form 8-K dated November 18, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our initial public offering, identifying a target business with which to engage in a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended September 30, 2021, we had a net loss of $287,367, which consists of formation and operation costs amounting to $288,361, partially offset by the interest income earned on Trust and operating accounts amounting to $894.

For the period from February 23, 2021 (inception) to September 30, 2021, we had a net loss of $390,962, which consists of formation and operation costs amounting to $391,856, partially offset by the interest income earned on Trust and operating accounts amounting to $894.

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

Following the Initial Public Offering and the sale of the Private Units, a total of $58,075,000 was placed in the Trust Account, and we had $884,500 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $4,163,799 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees, the fair value of the representative shares of $478,857, and $522,442 of other offering costs.

For the quarter ended September 30, 2021, there was $597,161 of cash used in operating activities. Net loss of $390,962 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $25,001 and interest earned on cash and marketable securities held in Trust Account amounting to $877.

As of September 30, 2021, we had $732,901 of cash on hand. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the revisions of our March 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the "revisions") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the revisions to the June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on August 18, 2021, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on June 21, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company revised its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Form 8-K filed with the SEC on June 21, 2021 and our Form 10-Q filed with the SEC on August 18, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of the Form 8-K and Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 8-K filed with the SEC on June 21, 2021 and our Form 10-Q filed with the SEC on August 18, 2021, except as disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the previously issued audited balance sheet dated as of June 14, 2021, which was related to our initial public offering, and the previously issued audited balance sheet dated as of June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated:	November 22, 2021	BLUE SAFARI GROUP ACQUISITION CORP.

		By:	/s/ Alex Yamashita
		Name:	Alex Yamashita
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Naphat Sirimongkolkasem
		Name:	Naphat Sirimongkolkasem
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)