Form 10-Q/A
period 2021-09-30
Blue Safari Group Acquisition Corp
filed 2021-12-10
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of December 10, 2021, 6,100,000 Class A ordinary shares, no par value per share, were issued and outstanding.

EXPLANATORY NOTE

Blue Safari Group Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for (“Amendment No.1”) the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Quarterly Report”). This Amendment No. 1 is being filed solely to (i) correct an inadvertent error on the cover page regarding the number of issued and outstanding Class A ordinary shares from “4,941,393” to “6,100,000” and (ii) to correct the par value from “0.0001 par value” to “no par value” throughout the document.

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

September 30, 2021
Assets
Cash and cash equivalents	$732,901
Prepaid Expenses	286,798
Total current assets	1,019,699
Cash held in Trust Account	58,075,877
Total Assets	$59,095,576

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$207,049
Due to related party	301,930
Promissory note - related party	200,000
Total current liabilities	708,979
Deferred underwriters discount	2,012,500
Total liabilities	2,721,479

Commitments & Contingencies
Class A ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	58,075,000

Shareholders’ Equity (Deficit):
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding, excluding 5,750,000 shares subject to redemption	35
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	—
Accumulated deficit	(1,701,082)
Total shareholders’ equity (deficit)	(1,700,903)

Total Liabilities and Shareholders’ Equity (Deficit)	$59,095,576

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

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements are reflected in the following table:

	As Reported	Adjustments	As Restated
Balance Sheet as of June 14, 2021 (per Form 8-K filed on June 21, 2021)
Ordinary shares subject to possible redemption ($)	$51,793,274	$6,281,726	$58,075,000

Ordinary shares Class A, no par value	97	(62)	35
Ordinary shares Class B, no par value	144	—	144
Additional Paid-in Capital	5,016,544	(5,016,544)	—
Accumulated Deficit	(16,776)	(1,265,120)	(1,281,896)
Total Shareholders' Equity (Deficit)	$5,000,009	$(6,281,726)	$(1,281,717)
Number of shares subject to redemption	5,128,047	621,953	5,750,000

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 18, 2021)
Ordinary shares subject to possible redemption ($)	$51,661,459	$6,413,541	$58,075,000

Ordinary shares Class A, no par value	98	(63)	35
Ordinary shares Class B, no par value	144	—	144
Additional Paid-in Capital	5,103,358	(5,103,358)	—
Accumulated Deficit	(103,595)	(1,310,120)	(1,413,715)
Total Shareholders' Equity (Deficit)	$5,000,005	$(6,413,541)	$(1,413,536)
Number of shares subject to redemption	5,114,996	635,004	5,750,000

Unaudited Statements of Operations
For the three ended June 30, 2021 and For the period from
February 23, 2021 (Inception) to June 30, 2021 as adjusted for
Temporary Equity related to Public Shares	As Reported	Adjustments	As Restated
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	957,843	116,333	1,074,176
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	1,619,217	(181,717)	1,437,500
Basic and diluted net loss per share per ordinary share subject to possible redemption	$0.00	$(0.04)	$(0.04)
Basic and diluted net loss per share per nonredeemable ordinary share	$(0.06)	$0.02	$(0.04)

For the period from February 23, 2021 (Inception) to June 30, 2021
Basic and diluted weighted average shares outstanding ordinary shares subject to redemption	5,127,279	(4,363,607)	763,672
Basic and diluted weighted average shares outstanding ordinary shares not subject to redemption	1,566,689	(230,263)	1,336,426
Basic and diluted net loss per share per ordinary share subject to possible redemption	$0.00	$(0.05)	$(0.05)
Basic and diluted net loss per share per nonredeemable ordinary share	$(0.07)	$0.02	$(0.05)

Unaudited Statements of Cash Flows
For the six months ended June 30, 2021
as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustments	As Restated
Initial value of shares subject to possible redemption	$51,661,459	$6,413,541	$58,075,000

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

Note 6 — Related Party Transactions

Founder Shares

On February 23, 2021 and March 4, 2021, the Company’s Sponsor paid $25,001, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (“Founder shares’), with no par value per share, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On June 14, 2021, the underwriter exercised the over-allotment option in full, hence, the 187,500 Founder Shares that are no longer subject to forfeiture.

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of September 30, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

Dated:	December 10, 2021	BLUE SAFARI GROUP ACQUISITION CORP.

		By:	/s/ Alex Yamashita
		Name:	Alex Yamashita
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Naphat Sirimongkolkasem
		Name:	Naphat Sirimongkolkasem
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)