Form 10-K
period 2021-12-31
Blue Safari Group Acquisition Corp
filed 2022-04-05
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40473

BLUE SAFARI GROUP ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Cheung Kong Center 58th Floor, Unit 5801 2 Queens Road Central
Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +85292589728

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, with no par value, and one right to receive one-tenth of one Class A ordinary share	BSGAU	The NASDAQ Stock Market LLC
Ordinary Shares	BSGA	The NASDAQ Stock Market LLC
Rights	BSGAR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $57,958,850, based on the closing sale price of the Registrant’s ordinary shares on June 30, 2021 of $9.98 per share.

The number of shares outstanding of the Registrant’s ordinary shares as of April 5, 2022 was 7,537,500.

BLUE SAFARI GROUP ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

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

On June 9, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a price of $10.00 per unit resulted in a total gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with BSG First Euro Investment Corp., the Company’s sponsor, of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $58,075,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by June 14, 2022 (or December 14, 2022, as applicable).

Merger Agreement

On November 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated November 18, 2021 by and among the Company, Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“SPAC Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

On December 15, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) by and among (i) the Company, (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), (vi) SPAC Sub, and (vii) Bitdeer, to amend and restate the Original Merger Agreement.

The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, the Company will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into Bitdeer (the “Acquisition Merger” and together with the Initial Mergers, the “Mergers”), with Bitdeer being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement (the “Business Combination”) are expected to be consummated after obtaining the required approval by the shareholders of the Company and Bitdeer and the satisfaction of certain other customary closing conditions.

Merger Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, immediately prior to the effective time of the First SPAC Merger, each outstanding units of the Company shall automatically be detached and the holder thereof shall be deemed to hold such number of Class A ordinary shares and rights of the Company in accordance with the terms of the applicable units. In addition, upon the effective time of the First SPAC Merger, (i) each issued and outstanding ordinary share in the Company will be cancelled and exchanged for the right to receive one class A ordinary share in BTG (“BTG Class A Ordinary Share”), which will trade in the United States in the form of American Depositary Shares (“ADSs”), and (ii) each SPAC Right will be cancelled and exchanged for the right to receive one-tenth (1/10) of a BTG Class A Ordinary Share in the same manner as SPAC Ordinary Share as set forth in subclause (iii) with fractional shares to be either rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law.

Upon the effective time of the Acquisition Merger, (i) each issued and outstanding ordinary share and preferred share in Bitdeer will be cancelled and exchanged for the right to receive such number of BTG Class A Ordinary Share equal to the Exchange Ratio (as defined in the Merger Agreement), which will trade in the United States in the form of ADSs, provided that each issued and outstanding Key Executive Share (as defined in the Merger Agreement) will be cancelled and exchanged for the right to receive such number of Class V Ordinary Shares in BTG equal to the Exchange Ratio; (ii) each issued and outstanding Company restricted share unit will be converted into an award of restricted share units, representing the rights to receive BTG Class A Ordinary Share under the 2021 Equity Incentive Plan of BTG, each subject to substantially the same terms, as adjusted for the Exchange Ratio; (iii) the outstanding Company Convertible Note (as defined in the Merger Agreement) will be assumed by BTG and represent the rights to receive BTG Class A Ordinary Share, subject to the same terms and conditions, as adjusted for the Exchange Ratio; and (iv) each Dissenting Share (as defined in the Merger Agreement) will represent only the right to receive the applicable payments set forth in the Merger Agreement.

Representations and Warranties; Covenants

The Merger Agreement contains representations and warranties of each of the parties thereto that are customary for transactions of this type, many of which are qualified by materiality and “Material Adverse Effect” (as defined in the Merger Agreement) standards. The representations and warranties of the respective parties to the Merger Agreement will not survive the closing of the Acquisition Merger (the “Acquisition Closing”).

The Merger Agreement contains certain covenants, including, among other things, providing for (i) the parties to conduct their respective business in the ordinary course through the Acquisition Closing; (ii) the parties to not initiate any negotiations or enter into any agreements for certain transactions; (iii) the Company to prepare and file a registration statement (the “Registration Statement”) and take certain other actions to obtain the approval of the Transactions by the shareholders of the Company; and (iv) the parties to use reasonable best efforts to consummate and implement the transactions contemplated by the Merger Agreement.

Conditions to Each Party’s Obligations

The Closings are subject to the satisfaction or waiver of certain customary conditions by the parties thereto, including, among others, (i) approval of the mergers and the transactions contemplated by the Merger Agreement by the shareholders of the Company and Bitdeer; (ii) effectiveness of the Registration Statement; (iii) expiration or termination of the waiting period under antitrust laws; and (iv) receipt of approval for listing on the Nasdaq Stock Market of BTG’s securities.

The obligations of the Company and SPAC Sub (the "Blue Safari Parties") to consummate the Transactions also are conditioned upon, among other things, (i) the accuracy of the representations and warranties of Bitdeer and the Acquisition Entities (subject to customary bring-down standards), (ii) the covenants of Bitdeer and the Acquisition Entities having been performed in all material respects; and (iii) no Material Adverse Effect (as defined in the Merger Agreement) with respect to Bitdeer and the Acquisition Entities shall have occurred.

The obligations of Bitdeer to consummate the Transactions also are conditioned upon, among other things, (i) the accuracy of the representations and warranties of Blue Safari Parties (subject to customary bring-down standards), and (ii) the covenants of Blue Safari Parties having been performed in all material respects.

Termination

The Merger Agreement may be terminated at any time prior to the Acquisition Closing,

(i)          by mutual consent of the Company and Bitdeer;

(ii)         by either the Company or Bitdeer if the Transactions are not consummated on or before May 31, 2022, provided that the terminating party’s failure to fulfill any of its obligations under the Merger Agreement is not the primary cause of the failure of the Acquisition Closing to occur by such date;

(iii)        by either the Company or Bitdeer if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently enjoining or prohibiting the Merger, which order, decree, judgment, ruling or other action is final and nonappealable;

(iv)        by either the Company or Bitdeer if, at the special meeting of the Company’s shareholders, the Transactions and the other Blue Safari Shareholder Approval Matters shall fail to be approved;

(v)         by the Company if Bitdeer shall fail to obtain Bitdeer Shareholder Approval within five (5) business days after the effectiveness date of the Registration Statement; or

(vi)        by the Company, Bitdeer or any Acquisition Entity if the other party has materially breached any of its representations, warranties, agreements or covenants which would result in the failure of certain conditions to be satisfied at the Closing and has not cured its breach prior to the earlier of 15 days of the notice of describing the breach and the Outside Closing Date, provided that the terminating party is not in breach of any of its representations, warranties, covenants or agreements contained in the Merger Agreement that would cause the failure of the Closing to occur.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, BTG, the Company and Bitdeer also entered into a voting and support agreement (the “Voting and Support Agreement”) with certain Bitdeer shareholder (the “Supporting Shareholder”) with respect to the shares of Bitdeer currently owned by the Supporting Shareholder. The Voting and Support Agreement provides that the Supporting Shareholder will appear at shareholders meetings of Bitdeer and vote, consent or approve the Merger Agreement and the Transactions, whether at a shareholder meeting of Bitdeer or by written consent. It further provides that the Supporting Shareholder will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the Merger or any of the Transactions.

In connection with the business combination, we filed and will file relevant materials with the U.S. Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each shareholder entitled to vote at the extraordinary general meeting relating to the business combination. INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE BUSINESS COMBINATION THAT THE COMPANY WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, BITDEER AND THE MERGERS. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 17 State Street, 21st Floor, New York, NY 10004.

Competitive Strengths

If the transaction with Bitdeer does not close, we believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. Through our management team’s network, we intend to execute a business combination and ultimately create returns for our shareholders through organic growth and/or follow-on acquisitions. Our management team is led by Alex Yamashita.

We believe the experience and contacts of our management team will give us distinct advantages in sourcing, structuring and consummating acquisition transactions. Mr. Alan Yamashita, our Chairman, has over 40 years of experience in the financial and equity investment industry having most recently been a managing partner at Polar Ventures, a private investment firm that provides capital and strategic solutions to companies in sectors important to the Asia region’s development. Mr. Alan Yamashita was previously executive advisor to Mizuho Alternative Investments LLC, president and chief executive officer of Search Investment Group, and founding chief executive officer and chief investment officer of Search Alternative Investment Limited, a major private global hedge fund and private equity investment practice with a multi-billion dollar portfolio. Mr. Alex Yamashita, our Chief Executive Officer and Chief Investment Officer, has over a decade of experience in investment, and entrepreneurship ranging from fintech and big data. Mr. Naphat Sirimongkolkasem, our Chief Financial Officer and Director, is the co-founder of Collis Capital and has valuable experience in management, business development and corporate finance transactions in Hong Kong and the PRC. Mr. Mark Streeter, our Independent Director is a Director of Investment Banking at JonesTrading, a U.S. brokerage firm, and has over a decade of experience in institutional capital markets and consulting in fintech and blockchain sectors. Mr. Joseph Chow, our Independent Director, has over two decades of experience in investment and legal practice, and has advised on a series of mergers and acquisitions, commercial transactions and intellectual property rights protection. Dr. Rolf Hoefer, our Independent Director, is a subject matter expert in the blockchain and fintech sector and has been extensively published, including in the well-known Academy of Management Review. He co-authored and lead a report on fintech and entrepreneurship, which was presented at the European Commission in 2013. Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

Effecting an Acquisition Transaction

If the transaction with Bitdeer does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. Our deal sourcing process will leverage our management team’s industry experiences proven deal sourcing capabilities and broad network of relationships in numerous industries, including business executives, entrepreneurs, media relationships, institutional investors, family offices, investment bankers and attorneys. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

The COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as amending our memorandum and articles of association. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per share, whether or not the underwriters’ over-allotment option is exercised in full. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

We will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with any such tender offer.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until 12 months from the closing of the IPO or up to 18 months if the sponsor extends the period of time.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination within 12 months from the closing of the IPO. Our sponsor may decide to extend the period of time up to 18 months to consummate a business combination. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within 12 months from the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our private units, which will expire worthless in the event we do not consummate our initial business combination within 12 months of the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $500,000 not placed in the trust with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $700,000, we may fund such excess with funds from the estimated $500,000 not to be held in the trust account. In such case, the amount of funds we intend to hold outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $700,000 the amount of funds we intend to hold outside the trust account would increase by a corresponding amount.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the offering, or within up to 18 months from the closing of the IPO if our sponsor extends the period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;
●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;
●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;
●	our outstanding Rights and unit purchase options and the potential future dilution they represent;
●	our obligation to pay the deferred underwriting discounts and commissions to Maxim Group LLC upon consummation of our initial business combination;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only minimal time while we are trying to locate a potential target business to additional time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 58th Floor, Unit 5801, 2 Queens Road Central, Central, Hong Kong. Our sponsor is providing us this $10,000 a month. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “BSGAU” on June 9, 2021.

Holders of Record

At December 31, 2021, there were 1,730,000 of our ordinary shares issued and outstanding held by one shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On June 9, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a price of $10.00 per unit resulted in a total gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with BSG First Euro Investment Corp., the Company’s sponsor, of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $58,075,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by June 14, 2022 (or December 14, 2022, as applicable).

We paid a total of $3,162,500 in underwriting discounts and commissions and $1,001,299 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

Our entire activity from inception up to February 23, 2021 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from February 23, 2021 (Inception) to December 31, 2021, we had net loss of $1,239,720. We earned $2,104 of interest income from investments in our Trust Account and incurred $1,241,824 of formation and operating costs.

Liquidity and Going Concern

As of December 31, 2021, we had cash of $ 413,417 available for working capital needs.

For the period from February 23, 2021 (Inception) to December 31, 2021, there was $398,627 of cash used in operating activities. Net loss of $1,239,720 was affected by formation costs paid by Sponsor of $7,169, changes in current assets and liabilities of $836,028 and offset by interest earned on cash and marketable securities held in Trust Account amounting to $2,104.

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

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 2.0% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $500,000 outside of our trust account after IPO combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

 If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company has until June 14, 2022 to consummate a Business Combination (or December 14, 2022 if it exercises its option to extend the date). It is uncertain that we will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 14, 2022 (or December 14, 2022 if extended).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to consolidated Financial Statements included in this report. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded)

companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because of a material in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2021. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained as they relate to the classification of redeemable Class A ordinary shares.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2021.

Name	Age	Position
Alan Yamashita	71	Chairman
Alex Yamashita	36	Chief Executive Officer and Chief Investment Officer
Naphat Sirimongkolkasem	32	Chief Financial Officer and Director
Mark Streeter	39	Independent Director
Joseph Chow	50	Independent Director
Rolf Hoefer	34	Independent Director

Below is a summary of the business experience of each of our executive officers and directors

Mr. Alan Yamashita became our Chairman on June 9, 2021. Mr. Yamashita has over forty years of experience in capital markets, with a focus on investment management, investment banking, and alternative investment. Since 2013, he has been Managing Partner at Polar Ventures, a private investment firm that provides capital and strategic solutions to companies in sectors important to the Asia region’s development. He is also Board Director of Invion Limited, an ASX listed biotech company since 2019. From 2008 to 2011, Mr. Yamashita served as Executive Advisor to Mizuho Alternative Investments LLC, which was a subsidiary of the Mizuho Financial Group, dedicated to developing and managing quantitative investment strategies. During his tenure, Mr. Yamashita provided strategy, management and execution for the firm’s distressed credit, structured credit and CLO management businesses, including sourcing and investing in non-performing real estate, consumer and corporate loans. From 1999 to 2005, Mr. Yamashita served as President and Chief Executive Officer of Search Investment Group and founding Chief Executive Officer and Chief Investment Officer of Search Alternative Investment Limited, a major private global hedge fund and private equity investment practice headquartered in Asia. During his seven year tenure, Mr. Yamashita managed a multibillion-dollar portfolio of hedge funds and private equity holdings. From 1996 to 1998, Mr. Yamashita was Managing Director and Head of Asia Capital Markets for Merrill Lynch. During his tenure at Merrill Lynch, Mr. Yamashita built an award-winning franchise (IFR 1997) for profitability, volume and quality of capital markets business and was responsible for senior origination relationships in Asia. From 1979 to 1995, Mr. Yamashita was a 16 year veteran of Goldman Sachs, where he held various positions, including founding Asia manager for Goldman Sachs Asset Management (GSAM), and Executive Director for Goldman Sachs Fixed Income, Currency and Commodity (FICC), with postings in New York, Tokyo, and Hong Kong. Mr. Yamashita commenced his career as an international credit analyst at Standard and Poor’s in New York in 1977, becoming a Vice President in 1978. Mr. Yamashita holds an MPA from Princeton University’s School of Public and International Affairs and a BA from Yale University. We believe that Mr. Yamashita is qualified to serve on our board of directors based on his finance and investment expertise. Mr. Alan Yamashita is Mr. Alex Yamashita’s father.

Mr. Alex Yamashita has served as our Chief Executive Officer and Chief Investment Officer since February 2021. Mr. Yamashita has over a decade of experience in investment, fintech, and entrepreneurship. Since 2021, he has been a director at Cultur3 Capital, an Approved Investment Manager. From 2020 to 2021, he was the co-founder and partner of PPL, a private investment company with a focus in blockchain, the digital asset space and fintech sectors, where he oversaw deal origination, investment analysis and key strategic relationships with founders and entrepreneurs both in Asia and globally. From 2016 to 2019, Mr. Yamashita was the co-founder at TLDR, a leading global blockchain and fintech investment and advisory firm. During Mr. Yamashita’s tenure, TLDR grew to over HKD 300 million of assets under management in its principal portfolio. From 2012 to 2015, Mr. Yamashita undertook several entrepreneurial ventures and led various investments ranging from agritech to fintech and big data, including Omnisci, which uses graphics processing units and central processing units to query and visualize big data. From 2008 to 2012, Mr. Yamashita was Vice President for Asia and Japan Equities at CLSA, and from 2007 to 2008, an analyst at Goldman Sachs’ FICC Structured Products Group. Mr. Yamashita received his BA in Economics from Yale University. We believe that Mr. Yamashita is qualified to serve on our board of directors based on his fintech and investment expertise. Mr. Alex Yamashita is Mr. Alan Yamashita’s son.

Mr. Naphat Sirimongkolkasem has served as our Chief Financial Officer and as a member of our board of directors since April 2021. Mr. Sirimongkolkasem is experienced in management, business development and capital market transactions, including M&A, fundraising, IPO, and restructuring in Asia. Since 2021, Mr. Sirimongkolkasem has been the co-Founder of Collis Capital. Mr. Sirimongkolkasem is responsible for the operation activities of Collis Capital, overseeing the analysis and evaluation of opportunities. Since 2020, Mr. Sirimongkolkasem has also been an investment advisor of Everbright Overseas Infrastructure Investment Fund, a private equity fund under China Everbright Limited with USD 300 million of AUM, and serving as a director at one of the portfolio companies of the fund. From 2017 to 2021, Mr. Sirimongkolkasem was investment director of Sapientia Capital Limited. From 2014 to 2017, Mr. Sirimongkolkasem was a consultant at Vision Skill Consulting limited, which specializes in strategy, management and engineering advisory in areas that cover infrastructure, transportation and hospitality. Mr. Sirimongkolkasem obtained his bachelor degree of arts in economics from Durham University (United Kingdom) in 2012.

Mr. Mark Streeter became a member of our board of directors on June 9, 2021. Mr. Streeter brings over a decade of experience in institutional capital markets and technology consulting, with a focus on fintech and blockchain. Since June 2021, he has been the Director of Investment Banking at JonesTrading, a U.S. brokerage firm, where he focuses emerging technology opportunities including  digital assets. Mr. Streeter is also a director at Cultur3 Capital, an Approved Investment Manager, since 2021.  In 2018, Mr. Streeter founded Van Bers Consulting in Tokyo Japan (which subsequently moved to LA) to provide strategic growth consulting and a suite of supporting services to early to mid-stage technology startups in emerging growth industries with a specific focus on Asia. Prior to this, from 2008 to 2018, Mr. Streeter served multiple positions at CLSA, including Director of Japan and Asia Equity Sales, and was the specialist sales lead for CLSA’s Global Automation thematic product. During his decade long tenure at CLSA, Mr. Streeter was responsible for a multi-year strategy to build CLSA’s nascent Japan research brand globally, which resulted in Mr. Streeter building robust networks in CLSA’s key markets of Tokyo, London and New York. During this period, Mr. Streeter served as lead account manager for numerous core CLSA global accounts, managing in excess of USD 250 billion in equity assets. Mr. Streeter received his BA in Political Science from Concordia University. We believe that Mr. Streeter is qualified to serve on our board of directors based on his equity and tech expertise.

Mr. Joseph Chow became a member of our board of directors on June 9, 2021. Mr. Chow has over two decades of experience in investment and legal practice, and has advised on a series of mergers and acquisitions, commercial transactions and intellectual property rights protection. Mr. Chow is also a seasoned investor with a portfolio that covers F&B, media, entertainment, and technology industries. Since 2017, he has been founder and partner at Wellington Legal, a full-service law firm in Hong Kong. During his tenure, Mr. Chow is responsible for capital market transactions including cross-border M&A, corporate structuring, regulatory compliance, intellectual property rights and cross-border litigations.  Mr. Chow represented numerous large state-owned and private corporations in the PRC and Hong Kong. Since 2013, Mr. Chow has served as an independent non-executive director of Integrated Waste Solutions Group Holding Limited, an integrated waste solutions provider listed on the Hong Kong stock exchange (Stock code: 0923).  From 2007 to 2015, Mr. Chow was a partner at Maurice WM Lee Solicitors, a full service Hong Kong Law firm.  Mr. Chow is the honorary legal adviser to the Hong Kong Brand Development Council.  Mr. Chow holds a bachelor’s degree from the City University of Hong Kong and a Post-Graduate Certificate in Laws from the University of Hong Kong and was admitted as a solicitor in 1999.  We believe that Mr. Chow is qualified to serve on our board of directors based on his legal, business and investment expertise.

Dr. Rolf Hoefer became a member of our board of directors on June 9, 2021. Dr. Hoefer is a subject matter expert in the blockchain and fintech sector. Since 2021, he has been a director at Cultur 3 Capital, an Approved Investment Manager. Since 2020, he has been the founder of Numomo, a creative NFT agency focused on collecting and exhibiting NFTs. From 2018 to 2019, Dr. Hoefer was the co-founder & technical lead at Keyless, which offers a biometrics-enabled, privacy preserving Web3 protocol offering authentication and identity management in a decentralized and standardized manner using multi-party computation schemes. During his tenure, the valuation of Keyless reached USD 10 million, and Keyless has most recently raised a round of financing at a valuation of up to USD 40 million. Dr. Hoefer has published, in academic journals like the well-known Academy of Management Review, and most recently co-authored a book called NFT Revolution in Sep 2021 and  which sold over 60,000 copies in 2021. Dr. Hoefer has also co-authored and lead a report focused on fintech and entrepreneurship, which was presented at the European Commission in 2013. Dr. Hoefer holds a PHD in Management (Entrepreneurship) with a focus on token and blockchain based systems. Dr. Hoefer also holds an MSc from INSEAD, and a BS and BA from University of Southern California. We believe that Dr. Hoefer is qualified to serve on our board of directors based on his fintech and blockchain expertise. Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance; the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Audit Committee. The Board has determined that Joseph Chow qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee did not hold any meetings in 2021.

The members of the Nominating Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation, makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet in 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	directors should not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different classes of shareholders;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our sponsor, directors and officers presently has, and in the future any of our sponsor, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become sponsors, officers or directors of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

•

Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 12 months after the closing of (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Name of Affiliated Company	Industry of Affiliated Company	Affiliation
Alan Yamashita	Polar Ventures Limited Invion Limited	investment management life sciences	Managing Partner Director
Alex Yamashita	Cultur3 Capital	Investment Manager	Director
Mark Streeter	Van Bers Consulting	strategic growth consulting	Founder
Rolf Hoefer	Cultur3 Capital JonesTrading Cultur3 Capital Numomo	Investment Manager Investment Banking Investment Manager Agency	Investment Manager Investment Banking Investment Manager Agency
Joseph Chow	Integrated Waste Solutions Group Holding Wellington Legal	integrated waste solutions provider legal services	Independent Director Partner
Naphat Sirimongkolkasem	Everbright Overseas Infrastructure Investment Fund Black Chimp Limited Collis Capital Limited Sigma Investment Holding Limited Delta Investment Holding Limited	private equity fund logistic centre asset management company investment holding investment holding	Director Director Director Director Director
	Collis Capital	Investment advisory services	Co-founder

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2021.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 5, 2022 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of April 5, 2022, we had 1,730,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of December 31, 2022.

Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
BSG First Euro Investment Corp(2)	1,730,000	23%
Alan Yamashita	—	—
Alex Yamashita	—	—
Naphat Sirimongkolkasem	—	—
Mark Streeter	—	—
Joseph Chow	—	—
Rolf Hoefer	—	—
All directors and executive officers (6 individuals) and the sponsor as a group	1,730,000	23%
(1)

Unless otherwise indicated, the business address of each of the individuals is c/o Blue Safari Group Acquisition Corp. Cheung Kong Center, 58th Floor, Unit 5801, 2 Queen Road Central, Central, Hong Kong.

(2)	Serena Shie owns and controls BSG First Euro Investment Corp

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the IPO or the date which the company determines not to conduct the IPO. These loans will be repaid upon the closing of the IPO out of the $500,000 of offering proceeds not held in the trust account.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February and March 2021, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,001, or approximately $0.017 per share. Our sponsor will own 20% of our issued and outstanding shares after the IPO (assuming it does not purchase units in the IPO and excluding the private placement shares and the Representative’s shares) and will have the right to elect all of our directors prior to our initial business combination.

Simultaneously with the closing of the IPO, on June 9, 2021, the Company consummated the private placement (the “Private Placement”) with BSG First Euro Investment Corp., the Company’s sponsor, of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the IPO or the date which the company determines not to conduct the IPO. These loans will be repaid upon the closing of the IPO out of the $500,000 of offering proceeds not held in the trust account.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

There will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement units held in the trust account prior to the completion of our initial business combination: (i) repayment of an aggregate of up to $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses; (ii) payment to an affiliate of our sponsor of a total of $10,000 per month for office space, administrative and support services; (iii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iv) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. These payments may be funded using the net proceeds of the IPO and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from February 23, 2021 (inception) through December 31, 2021, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the period from February 23, 2021 (inception) through December 31, 2021 totaled $ 76,220.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2021 and for the period from February 23, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the year ending December 31, 2021 and for the period from February 23, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum LLP for other services for the year ending December 31, 2021 and for the period from February 23, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1

Underwriting Agreement, dated June 9, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

2.1

Amended and Restated Agreement and Plan of Merger, dated as of December 15, 2021, by and among the Company, Bitdeer, SPAC Sub, BTG, Merger Sub 1, Merger Sub 2 and Merger Sub 3 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 8, 2021)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 8, 2021)

4.4

Rights Agreement, dated June 9, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.1

Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.2

Investment Management Trust Account Agreement, dated June 9, 2021 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.3

Registration Rights Agreement, dated June 9, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.4

Unit Subscription Agreement, dated June 9, 2021 by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.5

Administrative Services Agreement, dated June 9, 2021 by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.6

Securities Subscription Agreement, dated February 23, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

10.7

Securities Subscription Agreement, dated March 4, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

10.8

Voting and Support Agreement, dated December 15, 2021, by and among the Registratnt, Bitdeer and certain shareholders of Bitdeer (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SAFARI GROUP ACQUISITION CORP.

Dated: April 5, 2022	By:	/s/ Alex Yamashita
	Name:	Alex Yamashita
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Yamashita	Chief Executive Officer and Chief Investment Officer	April 5, 2022
Alex Yamashita	(Principal Executive Officer)

/s/ Naphat Sirimongkolkasem	Chief Financial Officer and Director	April 5, 2022
Naphat Sirimongkolkasem	(Principal Accounting and Financial Officer)

/s/ Alan Yamashita	Chairman	April 5, 2022
Alan Yamashita

/s/ Mark Streeter	Independent Director	April 5, 2022
Mark Streeter

/s/ Joseph Chow	Independent Director	April 5, 2022
Joseph Chow

/s/ Rolf Hoefer	Independent Director	April 5, 2022
Rolf Hoefer

BLUE SAFARI GROUP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Safari Group Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Safari Group Acquisition Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until September 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by the required date, then the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
April 5, 2022

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2021

December 31, 2021
Assets
Cash and cash equivalents	$413,417
Prepaid Expenses	157,553
Total current assets	570,970
Investments held in Trust Account	58,077,104
Total Assets	$58,648,074

Liabilities and Shareholders’ Equity (Deficit)
Accrued offering costs and expenses	$549,373
Due to related party	355,863
Promissory note - related party	200,000
Total current liabilities	1,105,236
Deferred underwriters discount	2,012,500
Total liabilities	3,117,736

Commitments & Contingencies
Class A ordinary shares subject to possible redemption, 5,750,000 shares at redemption value (at $10.10 per unit)	58,075,000

Shareholders’ Equity (Deficit):
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding, excluding 5,750,000 shares subject to possible redemption	3,403,857
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,000
Accumulated deficit	(5,973,519)
Total shareholders’ equity (deficit)	(2,544,662)

Total Liabilities and Shareholders’ Equity (Deficit)	$58,648,074

The accompanying notes are an integral part of these consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from
February 23, 2021
(Inception)
to December 31, 2021
Formation and operating costs	$1,241,824
Loss from operations	(1,241,824)

Other income
Interest income earned on Trust	2,104
Total other income	2,104

Net loss	$(1,239,720)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,704,327
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.23)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,621,514
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

.BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of February 23, 2021 (Inception)	—	$—	—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	1,437,500	25,000	—	25,000
Sale of 292,500 Private Placement Units on June 14, 2021	292,500	2,925,000	—	—	—	2,925,000
Issuance of representative shares	57,500	478,857	—	—	—	478,857
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(4,733,799)	(4,733,799)
Net loss	—	—	—	—	(1,239,720)	(1,239,720)
Balance as of December 31, 2021	350,000	$3,403,857	1,437,500	$25,000	$(5,973,519)	$(2,544,662)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period
from
February 23, 2021
(Inception) to
December 31,
2021

Cash flows from operating activities:
Net loss	$(1,239,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	7,169
Interest earned on cash and marketable securities held in Trust Account	(2,104)
Changes in current assets and liabilities:
Prepaid assets	(69,208)
Due to related party	355,863
Accrued expenses	549,373
Net cash used in operating activities	(398,627)

Cash flows from investing activities:
Investments held in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	49,000,000
Proceeds from private placement	2,925,000
Proceeds from overallotment, net of underwriter discount	7,350,000
Payment of deferred offering costs	(387,956)
Net cash provided by financing activities	58,887,044

Net change in cash	413,417
Cash, beginning of the period	—
Cash, end of the period	$413,417

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Initial value of ordinary shares subject to possible redemption	$57,500,000
Deferred underwriting commissions payable charged to additional paid in capital	$2,012,500
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$4,733,799

The accompanying notes are an integral part of these consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Proposed Public Offering (the “IPO”) as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $4,158,799 consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $517,442 of other offering costs.

Upon the closing of the IPO, an aggregate of $10.10 per Unit sold in the IPO, or an aggregate of $58,075,000, was held in a Trust Account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Proposed Public Offering and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

On November 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

Pursuant to the Merger Agreement, the parties thereto will enter into a Business Combination transaction by which Merger Sub will merge with and into Bitdeer with Bitdeer being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of the Company and Bitdeer.

On December 15, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) by and among (i) the Company, (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), (vi) SPAC Sub, and (vii) the Company, to amend and restate the Original Merger Agreement.

The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, the Company will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into the Company (the “Acquisition Merger” and together with the Initial Mergers, the “Mergers”), with the Company being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement are expected to be consummated after obtaining the required approval by the shareholders of the Company and Bitdeer and the satisfaction of certain other customary closing conditions.

Going Concern Consideration

As of December 31, 2021, the Company had $413,417 in cash, and working capital deficit of $535,626 (excluding future tax obligations).

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

The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial business combination.

The Company has until June 14, 2022 to consummate a Business Combination (or December 14, 2022 if it exercises its option to extend the date). It is uncertain that we will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 14, 2022 (or December 14, 2022 if extended).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $413,417 in cash and no cash equivalents as of December 31, 2021.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs in the aggregate of $4,163,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $522,442 of other offering costs).

Fair Value Measurements

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

Investments Held in Trust Account

At December 31, 2021, the Company had $58,077,104 assets held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Period from February 23, 2021
	(Inception) to December 31, 2021
		Non-
	Redeemable	redeemable
	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(862,273)	$(52,486)	$(324,961)

DENOMINATOR
Weighted average shares outstanding	3,704,327	225,481	1,396,034

Basic and diluted net loss per share	$(0.23)	$(0.23)	$(0.23)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

As of December 31, 2021, the Class A ordinary shares subject to possible redemptions reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Ordinary shares issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,158,799)
Plus:
Re-measurement of carrying value to redemption value	4,733,799

Class A ordinary shares subject to possible redemptions	$58,075,000

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021 and March 4, 2021, the Company’s Sponsor paid $25,001, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (“Founder shares’), with no par value per share, 187,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On June 14, 2021, the underwriter exercised the over-allotment option in full, hence, the 187,500 Founder Shares that are no longer subject to forfeiture.

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO. On January 20, 2022, the Company executed an amendment to extend the maturity date of the Promissory Note to March 2, 2022, and the Company may in its sole discretion extend the initial maturity date for up to an additional six months in the event that the Company has not repaid in full the principal amount. As of December 31, 2021, the Company had borrowed $200,000 under the promissory note.

Due to Related Party

The balance of $355,863 is represented by $67,333 accrued for the administrative support services provided by the Sponsor commencing on June 9, 2021, and $288,530 of accrued expenses paid by the Sponsor on behalf of the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2021, no such Working Capital Loans were outstanding.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.