Form 10-Q
period 2022-03-31
Blue Safari Group Acquisition Corp
filed 2022-05-19
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, 6,100,000 Class A ordinary shares, no par value per share, and 1,437,500 shares of Class B ordinary shares, no par value per share were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from February 23, 2021 (inception) to March 31, 2021	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity the period from February 23, 2021 (inception) to March 31, 2021
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months Ended March 31, 2022 and for the period from February 23, 2021 (inception) to March 31, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	19
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3	Defaults Upon Senior Securities	20
Item 4	Mine Safety Disclosures	20
Item 5	Other Information	20
Item 6.	Exhibits	21
	Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE SAFARI GROUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31,
	(unaudited)	2021
Assets
Cash and cash equivalents	$280,761	$413,417
Prepaid Expenses	68,264	157,553
Total Current Assets	349,025	570,970
Investments held in Trust Account	58,082,952	58,077,104
Total Assets	$58,431,977	$58,648,074

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$2,381,756	$549,373
Due to related parties	384,373	355,863
Promissory note - related party	200,000	200,000
Total Current Liabilities	2,966,129	1,105,236
Deferred underwriters discount	2,012,500	2,012,500
Total Liabilities	4,978,629	3,117,736

Commitments & Contingencies
Class A ordinary shares subject to possible redemption, 5,750,000 shares at March 31, 2022 and December 31, 2021 (at redemption value of $10.10 per share)	58,082,952	58,075,000
Shareholders’ Deficit:
Preferred shares, no par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, no par value, 100,000,000 shares authorized, 350,000 issued and outstanding, excluding 5,750,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	3,403,857	3,403,857
Class B ordinary shares, no par value, 10,000,000 shares authorized, 1,437,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	25,000	25,000
Accumulated deficit	(8,058,461)	(5,973,519)
Total Shareholders’ Deficit	(4,629,604)	(2,544,662)
Total Liabilities and Shareholders’ Deficit	$58,431,977	$58,648,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months	For the Period from
	Ended	February 23, 2021
	March 31,	(Inception)
	2022	to March 31, 2021
Formation and operating costs	$2,082,838	$8,010
Loss from operations	(2,082,838)	(8,010)
Other income
Interest income earned on Trust	5,848	—
Total other income	5,848	—

Net loss	$(2,076,990)	$(8,010)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.28)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,250,000
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.28)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	350,000	$3,403,857	1,437,500	$25,000	$(5,973,519)	$(2,544,662)
Net loss	—	—	—	—	(2,076,990)	(2,076,990)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(7,952)	(7,952)
Balance as of March 31, 2022 (Unaudited)	350,000	$3,403,857	1,437,500	$25,000	$(8,058,461)	$(4,629,604)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance as of February 23, 2021 (inception)	—	$—	—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	1,437,500	25,000	—	25,000

Net loss	—	—	—	—	(8,010)	(8,010)
Balance as of March 31, 2021 (Unaudited)	—	$—	1,437,500	$25,000	$(8,010)	$16,990

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
	For the	from
	Three Months	February 23, 2021
	Ended	(Inception) to
	March 31,	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,076,990)	$(8,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(5,848)	—
Changes in current assets and current liabilities:
Prepaid Expenses	89,289	—
Accrued offering costs and expenses	1,832,383	8,010
Due to related parties	28,510	—
Net cash used in operating activities	(132,656)	—

Net Change in Cash	(132,656)	—
Cash, beginning of the period	413,417	—
Cash, end of the period	$280,761	$—

Supplemental Disclosure of Non-cash Activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$77,323
Remeasurement of Class A ordinary shares to redemption value	$7,952	$—
Deferred offering costs included in accrued offering costs and expenses	$—	$17,765

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (the “IPO”), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Merger Agreement, the parties thereto will enter into a Business Combination transaction by which Merger Sub will merge with and into Bitdeer with Bitdeer being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of the Company, Merger Sub and Bitdeer.

On December 15, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) by and among (i) the Company, (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), (vi) Merger Sub, and (vii) Bitdeer, to amend and restate the Original Merger Agreement.

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

The Mergers and other transactions contemplated by the Merger Agreement are expected to be consummated after obtaining the required approval by the shareholders of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer and the satisfaction of certain other customary closing conditions.

Going Concern Consideration

As of March 31, 2022, the Company had $280,761 in cash, and working capital deficit of $2,617,104.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $200,000 under the Note (Note 5).

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

The Company has until June 14, 2022 to consummate a Business Combination (or December 14, 2022 if it exercises its option to extend the date). It is uncertain that the Company will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 14, 2022 (or December 14, 2022 if extended).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $280,761 and $413,417 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2022, offering costs in the aggregate of $4,158,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $517,442 of other offering costs).

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

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $58,082,952 and $58,077,104 assets held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months ended March 31,			For the period from February 23, 2021
	2022			(Inception) to March 31, 2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(1,584,437)	$(96,444)	$(396,109)	$—	$—	$(8,010)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	—	—	1,250,000

Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.28)	$—	$—	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemptions reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Ordinary shares issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,158,799)
Plus:
Re-measurement of carrying value to redemption value	4,733,799

Class A ordinary shares subject to possible redemptions as of December 31, 2021	$58,075,000
Interest earned on investment held in Trust Account	7,952
Class A ordinary shares subject to possible redemptions as of March 31, 2022	$58,082,952

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021 and March 4, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (“Founder shares’), with no par value per share, 187,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On June 14, 2021, the underwriter exercised the over-allotment option in full, hence, the 187,500 Founder Shares that are no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of its founder shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”).

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO. As of March 31, 2022 and December 31, 2021, the Company had borrowed $200,000 under the promissory note.

Due to Related Party

As of March 31, 2022 and December 31, 2021, the balance is $384,373 and $355,863, respectively. The balance of $384,373 represented of $97,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $287,040 of accrued expenses paid by the Sponsor on behalf of the Company. The balance of $355,863 represented $67,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $288,530 of accrued expenses paid by the Sponsor on behalf of the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

On June 14, 2021, the underwriter fully exercised the over-allotment option to purchase 750,000 Units, and the Company paid an underwriting commission in aggregate of $1,150,000. Additionally, the underwriters will be entitled to a deferred underwriting commissions of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $2,012,500 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2022 and December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of March 31, 2022 and December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein and in the Company's amended and restated memorandum and articles of association.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination (as defined below) will be successful.

Recent Developments

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

On December 15, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) by and among (i) the Company, (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), (vi) Merger Sub, and (vii) Bitdeer, to amend and restate the Original Merger Agreement.

The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the Business Combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, the Company will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into Bitdeer (the “Acquisition Merger” and together with the Initial Mergers, the

“Mergers”), with Bitdeer being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement (the “Business Combination”) are expected to be consummated after obtaining the required approval by the shareholders of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub, and Bitdeer and the satisfaction of certain other customary closing conditions. For more information, see the Current Report on Form 8-K dated December 15, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our initial public offering, identifying a target business with which to engage in a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $2,076,990, which consists of formation and operation costs amounting to $2,082,838, partially offset by the interest income earned on Trust and operating accounts amounting to $5,848.

For the period from February 23, 2021 (inception) to March 31, 2021, we had a net loss of $8,010, which mainly was formation and operation costs.

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

Following the Initial Public Offering and the sale of the Private Units, a total of $58,075,000 was placed in the Trust Account, and we had $884,500 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $4,158,799 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees, the fair value of the representative shares of $478,857, and $517,442 of other offering costs.

For the three months ended March 31, 2022, there was $132,656 of cash used in operating activities. Net loss of $2,076,990 was offset by changes in current assets and liabilities of $1,950,182 and interest earned on cash and marketable securities held in Trust Account amounting to $5,848.

For the Period from February 23, 2021 (Inception) to March 31, 2021, there was $0 of cash used in operating activities. Net loss of $8,010 was offset by changes in current assets and liabilities of $8,010.

As of March 31, 2022, we had $280,761 of cash on hand and working capital deficit of $2,617,104.

We expect to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial business combination.

We have until June 14, 2022 to consummate a business combination (or December 14, 2022 if we exercise the option to extend the date). It is uncertain that we will be able consummate a business combination by either date. If a business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 14, 2022 (or December 14, 2022 if extended).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

None.

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

Dated:	May 19, 2022	BLUE SAFARI GROUP ACQUISITION CORP.

		By:	/s/ Alex Yamashita
		Name:	Alex Yamashita
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Naphat Sirimongkolkasem
		Name:	Naphat Sirimongkolkasem
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)