Form 10-Q
period 2022-06-30
Blue Safari Group Acquisition Corp
filed 2022-08-15
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

+852 9258 9728
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 15, 2022, 6,100,000 Class A ordinary shares, no par value per share, and 1,437,500 shares of Class B ordinary shares, no par value per share were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) to June 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) to June 30, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months Ended June 30, 2022 and for the period from February 23, 2021 (inception) to June 30, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	20
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Mine Safety Disclosures	22
Item 5	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE SAFARI GROUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31,
	(unaudited)	2021
Assets
Cash and cash equivalents	$346,368	$413,417
Prepaid expenses	366,048	157,553
Total Current Assets	712,416	570,970
Investments held in Trust Account	58,736,716	58,077,104
Total Assets	$59,449,132	$58,648,074

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$2,923,760	$549,373
Due to related parties	419,373	355,863
Promissory note - related party	200,000	200,000
Promissory note - Bitdeer	1,226,000	—
Total Current Liabilities	4,769,133	1,105,236
Deferred underwriters discount	2,012,500	2,012,500
Total Liabilities	6,781,633	3,117,736

Commitments & Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 5,750,000 shares at June 30, 2022 and December 31, 2021 (at redemption value of $10.20 and $10.10 per share, respectively)	58,736,716	58,075,000
Shareholders’ Deficit:
Preferred shares, no par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, no par value, 100,000,000 shares authorized, 350,000 issued and outstanding, excluding 5,750,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	3,403,857	3,403,857
Class B ordinary shares, no par value, 10,000,000 shares authorized, 1,437,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	25,000	25,000
Accumulated deficit	(9,498,074)	(5,973,519)
Total Shareholders’ Deficit	(6,069,217)	(2,544,662)
Total Liabilities and Shareholders’ Deficit	$59,449,132	$58,648,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
	For the		Six Months	For the Period from
	Three Months Ended		Ended	February 23, 2021
	June 30,		June 30,	(Inception)
	2022	2021	2022	Through June 30, 2021
Formation and operating costs	$864,613	$95,585	$2,947,451	$103,595
Loss from operations	(864,613)	(95,585)	(2,947,451)	(103,595)
Other income
Interest income earned on Trust	78,764	—	84,612	—
Total other income	78,764	—	84,612	—

Net loss	$(785,849)	$(95,585)	$(2,862,839)	$(103,595)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	1,074,176	5,750,000	763,672
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.10)	$(0.04)	$(0.38)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,348,352	1,787,500	1,321,387
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.10)	$(0.04)	$(0.38)	$(0.05)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	350,000	$3,403,857	1,437,500	$25,000	$(5,973,519)	$(2,544,662)
Net loss	—	—	—	—	(2,076,990)	(2,076,990)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(7,952)	(7,952)
Balance as of March 31,2022 (Unaudited)	350,000	$3,403,857	1,437,500	$25,000	$(8,058,461)	$(4,629,604)
Net loss	—	—	—	—	(785,849)	(785,849)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(78,764)	(78,764)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Balance as of June 30, 2022 (Unaudited)	350,000	$3,403,857	1,437,500	$25,000	$(9,498,074)	$(6,069,217)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 23, 2021	—	$—	—	$—	—	$—	$—

Class B ordinary share issued to initial shareholder	—	—	1,437,500	144	24,857	—	25,001

Net loss	—	—	—	—	—	(8,010)	(8,010)
Balance as of March 31, 2021	—	$—	1,437,500	$144	24,857	$(8,010)	$16,991
Sale of 292,500 Private Placement Units on June 14, 2021	292,500	29	—	—	2,924,971	—	2,925,000

Issuance of representative share	57,500	6	—	—	478,851	—	478,857

Accretion of carrying value to redemption value	—	—	—	—	(3,428,679)	(735,120)	(4,163,799)

To account for additional $.10 for the Units sold through public offering	—	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	—	(95,585)	(95,585)
Balance as of June 30, 2021, as restated	350,000	$35	1,437,500	$144	$—	$(1,413,715)	$(1,413,536)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
	For the	from
	Six months	February 23, 2021
	Ended	(Inception) to
	June 30,	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,862,839)	$(103,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	7,169
Interest earned on investment held in Trust Account	(84,612)	—
Changes in current assets and current liabilities:
Prepaid Expenses	(208,495)	(360,496)
Accrued offering costs and expenses	2,374,387	(260,570)
Due to related parties	63,510	271,930
Net cash used in operating activities	(718,049)	(445,562)

Cash flows from investing activities:
Principal deposited in Trust Account	(575,000)	(58,075,000)
Net cash used in investing activities	(575,000)	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	—	50,000,006
Proceeds from private placement	—	2,925,000
Proceeds from overallotment, net of underwriter discount	—	7,500,569
Proceeds from issuance of promissory note to Bitdeer	1,226,000	—
Payment of deferred offering costs	—	(1,020,513)
Net cash provided by financing activities	1,226,000	59,405,062

Net Change in Cash	(67,049)	884,500
Cash, beginning of the period	413,417	—
Cash, end of the period	$346,368	$884,500

Supplemental Disclosure of Non-cash Activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accretion of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$661,716	$—
Initial value of common stock subject to possible redemption	$—	$58,075,000
Deferred underwriting commissions payable charged to additional paid in capital	$—	$2,012,500
Deferred offering costs paid by Sponsor under the promissory note	$—	$—
Deferred offering costs included in accrued offering costs and expenses	$—	$523,017

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 1 — Organization and Business Operation

Blue Safari Group Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Island (“BVI”) business company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (the “IPO”), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will have 12 months from the closing of the IPO (the “Combination Period”) (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) to complete the initial Business Combination. On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to September 14, 2022. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Merger

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

On May 30, 2022, the Company entered into a First Amendment to Amended and Restated Agreement and Plan of Merger (the “Amendment”, and the Original Merger Agreement as amended by such Amendment, the “Amended Merger Agreement”) with BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer, to amend the Original Merger Agreement. The Amendment extends the termination date upon which either the Company or Bitdeer may terminate the Amended Merger Agreement, from May 31, 2022 to September 1, 2022.

In addition, pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to the Company to fund any amount that may be required in order to extend the period of time available for the Company to consummate a Business Combination and for the Company’s working capital. Such loans will only become repayable upon the Acquisition Closing. As of June 30, 2022, the Company received $1,226,000 from Bitdeer.

Going Concern Consideration

As of June 30, 2022, the Company had $346,368 in cash, and working capital deficit of $4,056,717.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $200,000 under the Note (Note 5).

Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, the Private Placement held outside of the Trust Account and the loan from Bitdeer.

The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to September 14, 2022. It is uncertain that the Company will be able consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after September 14, 2022.

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $346,368 and $413,417 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2022, offering costs in the aggregate of $4,158,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $517,442 of other offering costs).

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

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $58,736,716 and $58,077,104 assets held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months ended June 30,
	2022			2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(599,487)	$(36,491)	$(149,871)	$(42,383)	$(2,580)	$(50,622)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	1,074,176	65,385	1,282,967

Basic and diluted net loss per share	$(0.10)	$(0.10)	(0.10)	$(0.04)	$(0.04)	$(0.04)

	For the six months ended June 30,			For the period from February 23, 2021
	2022			(Inception) to June 30, 2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(2,183,924)	$(132,934)	$(545,981)	$(37,943)	$(2,310)	$(63,342)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	763,672	46,485	1,274,902

Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.38)	$(0.05)	$(0.05)	$(0.05)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemptions reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Ordinary shares issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,158,799)
Plus:
Re-measurement of carrying value to redemption value	4,733,799

Class A ordinary shares subject to possible redemptions as of December 31, 2021	$58,075,000
Interest earned on investment held in Trust Account	86,716
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	575,000
Class A ordinary shares subject to possible redemptions as of June 30, 2022	$58,736,716

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO, however, the date was extended to August 31, 2022, provided that the Company may in its sole discretion, and upon written notice to First Euro, extend such maturity date for an additional six months in the event that the Company has not repaid in full the principal amount and accrued interest by August 31, 2022 pursuant to the amended Promissory Note issued on May 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had borrowed $200,000 under the promissory note.

Due to Related Party

As of June 30, 2022 and December 31, 2021, the balance is $419,373 and $355,863, respectively. The balance of $419,373 represented of $127,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $292,040 of accrued expenses paid by the Sponsor on behalf of the Company. The balance of $355,863 represented $67,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $288,530 of accrued expenses paid by the Sponsor on behalf of the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Note 6 — Promissory Note – Bitdeer

On May 30, 2022, the First Amendment to the Amended & Restated Agreement and Plan of Merger by and among the Company, Bitdeer and other parties was issued, and pursuant it, Bitdeer has agreed to loan the Company an aggregate principal amount of $1.99 million in two tranches to fund any and all amounts required to extend the period of time the Company has to complete a Business Combination for up to two (2) times for an additional three (3) months period each time. The loans bear no interest and is only repayable only at the closing of a Business Combination by the Company. If the Acquisition Closing does not occur, the Company will not repay such loans. On May 30, 2022, the first tranche of $1,226,000 was deposited into the Company’s operating bank account. As of June 30, 2022, the Company had borrowed $1,226,000 under the promissory note.

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

Underwriting Agreement

The underwriters had a 45-day option from June 14, 2021 to purchase up to an additional 750,000 Units, consisting of 750,000 Class A ordinary shares and 750,000 rights to cover over-allotments, if any.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of June 30, 2022 and December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of June 30, 2022 and December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein and, in the Company’s, amended and restated memorandum and articles of association.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a Business Combination. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

Recent Developments

On November 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated November 18, 2021 by and among the Company, Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and one wholly-owned subsidiary of the Company (“Merger Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

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

The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the Business Combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, we will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into Bitdeer (the “Acquisition Merger” and together with the Initial Mergers, the “Mergers”), with Bitdeer being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement (Business Combination) are expected to be consummated after obtaining the required approval by the shareholders of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub, and Bitdeer and the satisfaction of certain other customary closing conditions. For more information, see the Current Report on Form 8-K dated December 15, 2021.

On May 30, 2022, we entered into a First Amendment to Amended and Restated Agreement and Plan of Merger (the “Amendment”, and the Original Merger Agreement as amended by such Amendment, the “Amended Merger Agreement”) with BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer, to amend the Original Merger Agreement. The Amendment extends the termination date upon which either we or Bitdeer may terminate the Amended Merger Agreement, from May 31, 2022 to September 1, 2022.

In addition, pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Acquisition Closing. As of June 30, the Company received $1,226,000 under such loan.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our initial public offering, identifying a target business with which to engage in a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $785,849, which consists of operation costs amounting to $864,613, partially offset by the interest income earned on Trust and operating accounts amounting to $78,764.

For the six months ended June 30, 2022, we had a net loss of $2,862,839, which consists of operation costs amounting to $2,947,451, partially offset by the interest income earned on Trust and operating accounts amounting to $84,612.

For the three months ended June 30, 2021, we had a net loss of $95,585, which mainly was formation and operation costs.

For the period from February 23, 2021 (inception) to June 30, 2021, we had a net loss of $103,595, which mainly was formation and operation costs.

Liquidity and Capital Resources

On June 9, 2021, Blue Safari Group Acquisition Corp. (the “Company”) consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by us of 5,750,000 units at a price of $10.00 per unit resulted in a total gross proceeds of $57,500,000.

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

Following the Initial Public Offering and the sale of the Private Units, a total of $58,075,000 was placed in the Trust Account, and the Company had $884,500 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $4,158,799 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees, the fair value of the representative shares of $478,857, and $517,442 of other offering costs.

For the six months ended June 30, 2022, there was $718,049 of cash used in operating activities. Net loss of $2,862,839 was offset by changes in current assets and liabilities of $2,229,402 and interest earned on cash and marketable securities held in Trust Account amounting to $84,612.

For the Period from February 23, 2021 (Inception) to June 30, 2021, there was $445,562 of cash used in operating activities. Net loss of $103,595 was affected by changes in current assets and liabilities of $349,136 used in cash, offset by formation costs paid by the Company’s sponsor of $7,169.

As of June 30, 2022, the Company had $346,368 of cash on hand and working capital deficit of $4,056,717.

The Company expect to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial business combination.

On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the combination period from June 14, 2022 to September 14, 2022. It is uncertain that the Company will be able consummate a business combination by this date. If a business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after September 14, 2022 (or December 14, 2022 if extended).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Acquisition Closing. As of June 30, we received $1,226,000 under such loan.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Dated: August 15, 2022	BLUE SAFARI GROUP ACQUISITION CORP.

	By:	/s/ Alex Yamashita
	Name:	Alex Yamashita
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Naphat Sirimongkolkasem
	Name:	Naphat Sirimongkolkasem
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)