Form 10-Q
period 2022-09-30
Blue Safari Group Acquisition Corp
filed 2022-11-14
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

BLUE SAFARI GROUP ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40473	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Sun’s Group Center 29 Floor 200 Gloucester Road Wan Chai Hong Kong
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

As of November 14, 2022, 6,100,000 Class A ordinary shares, no par value per share, and 1,437,500 shares of Class B ordinary shares, no par value per share were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 23, 2021 (inception) to September 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 23, 2021 (inception) to September 30, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months Ended September 30, 2022 and for the period from February 23, 2021 (inception) to September 30, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	21
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Mine Safety Disclosures	23
Item 5	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE SAFARI GROUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31,
	(unaudited)	2021
Assets
Cash and cash equivalents	$359,112	$413,417
Prepaid expenses	262,973	157,553
Total Current Assets	622,085	570,970
Investments held in Trust Account	59,577,318	58,077,104
Total Assets	$60,199,403	$58,648,074

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$3,408,097	$549,373
Due to related parties	449,373	355,863
Promissory note - related party	200,000	200,000
Promissory note - Bitdeer	1,993,000	—
Total Current Liabilities	6,050,470	1,105,236
Deferred underwriters discount	2,012,500	2,012,500
Total Liabilities	8,062,970	3,117,736

Commitments & Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 5,750,000 shares at September 30, 2022 and December 31, 2021 (at redemption value of $10.36 and $10.10 per share, respectively)	59,577,318	58,075,000
Shareholders’ Deficit:
Preferred shares, no par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, no par value, 100,000,000 shares authorized, 350,000 issued and outstanding, excluding 5,750,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	3,403,857	3,403,857
Class B ordinary shares, no par value, 10,000,000 shares authorized, 1,437,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	25,000	25,000
Accumulated deficit	(10,869,742)	(5,973,519)
Total Shareholders’ Deficit	(7,440,885)	(2,544,662)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$60,199,403	$58,648,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the
	For the		Nine Months	For the Period from
	Three Months Ended		Ended	February 23, 2021
	September 30,		September 30,	(Inception)
	2022	2021	2022	Through September 30, 2021
Formation and operating costs	$796,668	$288,244	$3,744,119	$391,839
Loss from operations	(796,668)	(288,244)	(3,744,119)	(391,839)
Other income
Interest income earned on Trust	265,602	877	350,214	877
Total other income	265,602	877	350,214	877

Net loss	$(531,066)	$(287,367)	$(3,393,905)	$(390,962)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	5,750,000	5,750,000	2,848,864
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.07)	$(0.04)	$(0.45)	$(0.09)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,787,500	1,787,500	1,552,102
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.07)	$(0.04)	$(0.45)	$(0.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	350,000	$3,403,857	1,437,500	$25,000	$(5,973,519)	$(2,544,662)
Net loss	—	—	—	—	(2,076,990)	(2,076,990)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(7,952)	(7,952)
Balance as of March 31,2022 (Unaudited)	350,000	3,403,857	1,437,500	25,000	(8,058,461)	(4,629,604)
Net loss	—	—	—	—	(785,849)	(785,849)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(78,764)	(78,764)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Balance as of June 30, 2022 (Unaudited)	350,000	3,403,857	1,437,500	25,000	(9,498,074)	(6,069,217)
Net loss	—	—	—	—	(531,066)	(531,066)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(265,602)	(265,602)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Balance as of September 30, 2022 (Unaudited)	350,000	$3,403,857	1,437,500	$25,000	$(10,869,742)	$(7,440,885)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 23, 2021	—	$—	—	$—	$—	$—	$—

Class B ordinary share issued to initial shareholder	—	—	1,437,500	144	24,857	—	25,001

Net loss	—	—	—	—	—	(8,010)	(8,010)
Balance as of March 31, 2021	—	—	1,437,500	144	24,857	(8,010)	16,991
Sale of 292,500 Private Placement Units on June 14, 2021	292,500	29	—	—	2,924,971	—	2,925,000

Issuance of representative share	57,500	6	—	—	478,851	—	478,857

Remeasurement of carrying value to redemption value	—	—	—	—	(3,428,679)	(1,310,120)	(4,738,799)
Net loss	—	—	—	—	—	(95,585)	(95,585)
Balance as of June 30, 2021, as restated	350,000	$35	1,437,500	$144	$—	$(1,413,715)	$(1,413,536)
Net loss	—	—	—	—	—	(287,367)	(287,367)
Balance as of September 30, 2021	350,000	$35	1,437,500	$144	$—	$(1,701,082)	$(1,700,903)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
	For the	from
	Nine months	February 23, 2021
	Ended	(Inception) to
	September 30,	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(3,393,905)	$(390,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	7,169
Interest earned on investment held in Trust Account	(350,214)	(877)
Changes in current assets and current liabilities:
Prepaid Expenses	(105,420)	(286,798)
Accrued offering costs and expenses	2,858,724	(227,623)
Due to related parties	93,510	301,930
Net cash used in operating activities	(897,305)	(597,161)

Cash flows from investing activities:
Principal deposited in Trust Account	(1,150,000)	(58,075,000)
Net cash used in investing activities	(1,150,000)	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	—	50,000,006
Proceeds from private placement	—	2,925,000
Proceeds from overallotment, net of underwriter discount	—	7,500,569
Proceeds from issuance of promissory note to Bitdeer	1,993,000	—
Payment of deferred offering costs	—	(1,020,513)
Net cash provided by financing activities	1,993,000	59,405,062

Net Change in Cash	(54,305)	732,901
Cash, beginning of the period	413,417	—
Cash, end of the period	$359,112	$732,901

Supplemental Disclosure of Non-cash Activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,001
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value, including additional amounts deposited into trust	$1,502,318	$—
Initial value of common stock subject to possible redemption	$—	$58,075,000
Deferred underwriting commissions payable charged to additional paid in capital	$—	$2,012,500
Deferred offering costs included in accrued offering costs and expenses	$—	$523,017

See accompanying notes to the unaudited condensed consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the Initial Public Offering (the “IPO”), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 292,500 units, including 22,500 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment (the “Private Placement Unit”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,925,000, which is discussed in Note 4.

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

The Company will have 12 months from the closing of the IPO (the “Combination Period”) (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) to complete the initial Business Combination. On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to September 14, 2022. On September 6, 2022, using the loan amount received to date, the Company deposited into the Company's trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from September 14, 2022 to December 14, 2022. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In addition, pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to the Company to fund any amount that may be required in order to extend the period of time available for the Company to consummate a Business Combination and for the Company’s working capital. Such loans will only become repayable upon the Closing of the Business Combination. As of September 30, 2022, the Company received $1,993,000 from Bitdeer.

Going Concern Consideration

As of September 30, 2022, the Company had $359,112 in cash, and working capital deficit of $5,428,385.

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

On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to September 14, 2022. On September 6, 2022, using the loan amount received to date, the Company deposited into the Company's trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from September 14, 2022 to December 14, 2022. It is uncertain that the Company will be able consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 14, 2022.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company's ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC (as defined below). Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $359,112 and $413,417 in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2022, offering costs in the aggregate of $4,158,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $517,442 of other offering costs).

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

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $59,577,318 and $58,077,104 assets held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months ended September 30,
	2022			2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(405,125)	$(24,660)	$(101,281)	$(219,219)	$(13,344)	$(54,804)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	5,750,000	350,000	1,437,500

Basic and diluted net loss per share	$(0.07)	$(0.07)	(0.07)	$(0.04)	$(0.04)	$(0.04)

	For the nine months ended September 30,			For the period from February 23, 2021
	2022			(Inception) to September 30, 2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of net loss	$(2,589,049)	$(157,594)	$(647,262)	$(253,080)	$(15,405)	$(122,477)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	2,848,864	173,409	1,378,693

Basic and diluted net loss per share	$(0.45)	$(0.45)	$(0.45)	$(0.09)	$(0.09)	$(0.09)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 — Initial Public Offering

On June 14, 2021, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment. Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit generating gross proceeds to the Company of $57,500,000.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemptions reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Ordinary shares issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,158,799)
Plus:
Re-measurement of carrying value to redemption value	4,733,799

Class A ordinary shares subject to possible redemptions as of December 31, 2021	$58,075,000
Interest earned on investment held in Trust Account	352,318
Additional amount deposited into trust ($0.20 per Class A ordinary share subject to possible redemption)	1,150,000
Class A ordinary shares subject to possible redemptions as of September 30, 2022	$59,577,318

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

Note 5 — Related Party Transactions

Founder Shares

On February 23, 2021 and March 4, 2021, the Company’s Sponsor paid $25,001 in total, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (“Founder shares’), with no par value per share, 187,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On June 14, 2021, the underwriter exercised the over-allotment option in full, hence, the 187,500 Founder Shares that are no longer subject to forfeiture.

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO, however, the date was extended to August 31, 2022, provided that the Company may in its sole discretion, and upon written notice to First Euro, extend such maturity date for an additional six months in the event that the Company has not repaid in full the principal amount and accrued interest by August 31, 2022 pursuant to the amended Promissory Note issued on May 30, 2022. On August 31, 2022, the Company issued an extension notice the Sponsor, to extend the maturity date of the Promissory Note for an additional six (6) months from August 31, 2022 to February 28, 2023. As of September 30, 2022 and December 31, 2021, the Company had borrowed $200,000 under the promissory note.

Due to Related Party

As of September 30, 2022 and December 31, 2021, the balance is $449,373 and $355,863, respectively. The balance of $449,373 represented of $157,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $292,040 of accrued expenses paid by the Sponsor on behalf of the Company. The balance of $355,863 represented $67,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $288,530 of accrued expenses paid by the Sponsor on behalf of the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Note 6 — Promissory Note – Bitdeer

On May 30, 2022, the First Amendment to the Amended & Restated Agreement and Plan of Merger by and among the Company, Bitdeer and other parties was issued, and pursuant it, Bitdeer has agreed to loan the Company an aggregate principal amount of $1.99 million in two tranches to fund any and all amounts required to extend the period of time the Company has to complete a Business Combination for up to two (2) times for an additional three (3) months period each time. The loans bear no interest and is only repayable only at the closing of a Business Combination by the Company. If the Closing of the Business Combination does not occur, the Company will not repay such loans. On May 30, 2022, the first tranch of $1,226,000 was deposited into the Company’s operating bank account. On August 29, 2022, the remaining $767,000 was deposited into the Company's operating bank account. As of September 30, 2022, the Company had borrowed $1,993,000 under the promissory note.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2022 and December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of September 30, 2022 and December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein and, in the Company’s, amended and restated memorandum and articles of association.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022 that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

In addition, pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination. As of September 30, the Company received $1,993,000 under such loan. Using the amount received to date, the Company deposited $1,150,000 (representing $0.20 per Class A ordinary share) into trust account, to extend the combination period from June 14, 2022 to December 14, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our initial public offering, identifying a target business with which to engage in a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $531,066, which consists of operation costs amounting to $796,668, partially offset by the interest income earned on Trust Account amounting to $265,602.

For the nine months ended September 30, 2022, we had a net loss of $3,393,905, which consists of operation costs amounting to $3,744,119, partially offset by the interest income earned on Trust Account amounting to $350,214.

For the three months ended September 30, 2021, we had a net loss of $287,367, which consists of formation and operation costs amounting to $288,244, partially offset by the interest income earned on Trust Account amounting to $877.

For the period from February 23, 2021 (inception) to September 30, 2021, we had a net loss of $390,962, which consists of formation and operation costs amounting to $391,839, partially offset by the interest income earned on Trust Account amounting to $877.

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

For the nine months ended September 30, 2022, there was $897,305 of cash used in operating activities. Net loss of $3,393,905 was offset by changes in current assets and liabilities of $2,846,814 and affected by interest earned on cash and marketable securities held in Trust Account amounting to $350,214.

For the Period from February 23, 2021 (Inception) to September 30, 2021, there was $597,161 of cash used in operating activities. Net loss of $390,962 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,169, changes in current assets and liabilities of $212,491 and interest earned on cash and marketable securities held in Trust Account amounting to $877.

As of September 30, 2022, the Company had $359,112 of cash on hand and working capital deficit of $5,428,385.

The Company expect to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial business combination.

On June 1, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the combination period from June 14, 2022 to September 14, 2022. On September 6, 2022, using the loan amount received to date, the Company deposited into the Company's trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from September 14, 2022 to December 14, 2022. It is uncertain that the Company will be able consummate a business combination by this date. If a business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 14, 2022.

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Pursuant to the Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$1,993,000 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination. As of September 30, 2022, we received $1,993,000 under such loan.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on June 9, 2021. On June 14, 2021, we consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a purchase price of $10.00 per Unit resulted in a total gross proceeds of $57,500,000, and offering costs of approximately $4.2 million, inclusive of approximately $2 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option) $58,075,000 ($10.10 per Unit) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Dated: November 14, 2022	BLUE SAFARI GROUP ACQUISITION CORP.

	By:	/s/ Alex Yamashita
	Name:	Alex Yamashita
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Naphat Sirimongkolkasem
	Name:	Naphat Sirimongkolkasem
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)