Form 10-K
period 2022-12-31
Blue Safari Group Acquisition Corp
filed 2023-03-06
CIK 1853084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40473

Blue Safari Group Acquisition Corp.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Sun’s Group Center 29th Floor 200 Gloucester Road
Wan Chai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 9258 9728
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share, no par value, and one Right to acquire one-tenth (1/10) of a Class A Ordinary Share	BSGAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	BSGA	The Nasdaq Stock Market LLC
Rights	BSGAR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $61,671,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE SAFARI GROUP ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

On June 14, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a price of $10.00 per unit resulted in a total gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with BSG First Euro Investment Corp., (the “Sponsor”), of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $58,075,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by December 14, 2023 (if extended to the full extent permitted).

At December 31, 2022, the Company had $18,237,834 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

Merger Agreement

On November 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated November 18, 2021 with Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

On December 15, 2021, parties to the Original Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), and (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”) to effect a change in structure of the business combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, the Company will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into Bitdeer (the “Acquisition Merger” and together with the Initial Mergers, the “Mergers”), with Bitdeer being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement (the “Business Combination”) are expected to be consummated after obtaining the requisite shareholders’ approval of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer and the satisfaction of certain other customary closing conditions. For more information, see the Current Report on Form 8-K dated December 15, 2021.

On May 30, 2022, parties entered into a First Amendment to the Merger Agreement (the “Amendment”, and the Merger Agreement as amended by such Amendment, the “Amended Merger Agreement”) to extend the termination date upon which either we or Bitdeer may terminate the Amended Merger Agreement, from May 31, 2022 to September 1, 2022.

In addition, pursuant to the First Amendment, Bitdeer will provide the Company interest-free loans with an aggregate principal amount of US$1,993,000 to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination in accordance with our organizational documents (the “Combination Period”) and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination.

On December 2, 2022, the parties entered into a Second Amendment to Merger Agreement (the “Second Amendment”, and the Amended Merger Agreement as amended by such Second Amendment, the “Second Amended Merger Agreement”) to extend the termination date upon which either the Company or Bitdeer may terminate the Second Amended Merger Agreement, from September 1, 2022 to the earlier of (i) June 1, 2023 and (ii) the then last day of the Combination Period. In addition, pursuant to the Second Amendment, Bitdeer has agreed to provide the Company an additional interest-free loans with an aggregate principal amount of $2,584,141 to fund any amount that may be required in order to further extend the Combination Period and for the Company’s working capital. Such loans will only become repayable upon the Acquisition Closing (as defined in the Second Amended Merger Agreement). As of December 31, 2022, the Company received such interest-free loan from Bitdeer in the aggregate principal amount of $2,545,800.

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

In connection with the business combination, we have filed certain relevant materials with the U.S. Securities and Exchange Commission (the “SEC”). Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each shareholder entitled to vote at the extraordinary general meeting relating to the business combination. INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE BUSINESS COMBINATION THAT THE COMPANY WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, BITDEER AND THE MERGERS. The preliminary proxy statement and the definitive proxy statement, when filed, and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov).

Extensions and Redemptions

On December 5, 2022, the Company held an Extraordinary General Meeting. At this meeting, the shareholders of the Company approved the proposal to amend and restate (the “Charter Amendment”) the Company’s amended and restated memorandum and articles of association (the “Charter”) to, among other things, extend the date by which the Company has to consummate a Business Combination (the “Extension”) up to four (4) times for an additional three months each time from December 14, 2022 to December 14, 2023 (“Extended Termination Date”) (the “Amended Charter”).

Pursuant to the terms of the Amended Charter, the Company has until 18 months from the closing of the IPO to consummate a Business Combination, provided however that the Company may, by resolution of directors, at the request of the initial shareholders, extend the period of time to consummate a Business Combination up to four times, each time by an additional three months (for a total of up to 30 months to complete a Business Combination), subject to the initial shareholders depositing additional funds into the Trust Account for each three-month extension in accordance with terms as set out in the Trust Agreement. In the event that the Company does not consummate a Business Combination within up to 30 months from the closing of the IPO (subject to valid three months extensions having been made in each case), such failure shall trigger an automatic redemption of the Public Shares (an Automatic Redemption Event) and the Directors of the Company shall take all such action necessary (i) as promptly as reasonably possible but no more than ten (10) Business Days thereafter to redeem the Public Shares in cash at a per-share amount equal to the applicable Per-Share Redemption Price; and (ii) as promptly as practicable, to cease all operations except for the purpose of making such distribution and any subsequent winding up of the Company’s affairs. In the event of an Automatic Redemption Event, only the holders of Public Shares shall be entitled to receive pro rata redeeming distributions from the Trust Account with respect to their Public Shares.

In connection with the vote to approve the Charter Amendment, the Company paid approximately $41.99 million out of the Trust Account to redeem 4,031,612 Class A ordinary shares at a redemption price of approximately $10.41 per share.

On June 1, 2022 and September 6, 2022, using the loan amount received to date, the Company deposited into the Company’s Trust Account $1,150,000 (representing $0.20 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to December 14, 2022. On December 5, 2022, the Company made a deposit of $257,758.20 (representing $0.15 per Class A ordinary share) to the Trust Account and extended the Combination Period from December 14, 2022 to March 14, 2023.

Competitive Strengths

If the transaction with Bitdeer does not close, we believe that our management team is well positioned to identify and implement other attractive business combination opportunities in an efficient manner. Through our management team’s network, we intend to execute a business combination and ultimately create returns for our shareholders through organic growth and/or follow-on acquisitions. Our management team is led by Alex Yamashita.

We believe the experience and contacts of our management team will give us distinct advantages in sourcing, structuring and consummating acquisition transactions. Mr. Alan Yamashita, our Chairman, has over 40 years of experience in the financial and equity investment industry having most recently been a managing partner at Polar Ventures, a private investment firm that provides capital and strategic solutions to companies in sectors important to the Asia region’s development. Mr. Alan Yamashita was previously executive advisor to Mizuho Alternative Investments LLC, president and chief executive officer of Search Investment Group, and founding chief executive officer and chief investment officer of Search Alternative Investment Limited, a major private global hedge fund and private equity investment practice with a multi-billion dollar portfolio. Mr. Alex Yamashita, our Chief Executive Officer and Chief Investment

Officer, has over a decade of experience in investment, and entrepreneurship ranging from fintech and big data. Mr. Naphat Sirimongkolkasem, our Chief Financial Officer and Director, is the co-founder of Collis Capital and has valuable experience in management, business development and corporate finance transactions in Hong Kong and the PRC. Mr. Mark Streeter, our Independent Director is a Director of Cultur3 Capital, an Approved Investment Manager, and has over a decade of experience in institutional capital markets and consulting in fintech and blockchain sectors. Mr. Joseph Chow, our Independent Director, has over two decades of experience in investment and legal practice, and has advised on a series of mergers and acquisitions, commercial transactions and intellectual property rights protection. Dr. Rolf Hoefer, our Independent Director, is a subject matter expert in the blockchain and fintech sector and has been extensively published, including in the well-known Academy of Management Review. He co-authored and lead a report on fintech and entrepreneurship, which was presented at the European Commission in 2013. Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

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

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the BVI Business Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the BVI Business Companies Act for each such transaction.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the Combination Period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the Combination Period.

Redemption of public shares and liquidation if no initial business combination

Pursuant to the terms of the Amended Charter, the Company has until 18 months from the closing of the IPO to consummate a Business Combination, provided however that the Company may, by resolution of directors, at the request of the initial shareholders, extend the period of time to consummate a Business Combination up to four times, each time by an additional three months (for a total of up to 30 months to complete a Business Combination), subject to the initial shareholders depositing additional funds into the Trust Account for each three-month extension in accordance with terms as set out in the Trust Agreement. In the event that the Company does not consummate a Business Combination within up to 30 months from the closing of the IPO (subject to valid three months extensions having been made in each case), such failure shall trigger an automatic redemption of the Public Shares (an Automatic Redemption Event) and the Directors of the Company shall take all such action necessary (i) as promptly as reasonably possible but no more than ten (10) Business Days thereafter to redeem the Public Shares in cash at a per-share amount equal to the applicable Per-Share Redemption Price; and (ii) as promptly as practicable, to cease all operations except for the purpose of making such distribution and any subsequent winding up of the Company’s affairs. In the event of an Automatic Redemption Event, only the holders of Public Shares shall be entitled to receive pro rata redeeming distributions from the Trust Account with respect to their Public Shares.

Competition

In identifying, evaluating and selecting an alternate target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;
●	the fact that there are fewer than ten months left in the Combination Period;
●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;
●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;
●	our outstanding Rights and unit purchase options and the potential future dilution they represent;
●	our obligation to pay the deferred underwriting discounts and commissions to Maxim Group LLC upon consummation of our initial business combination;
●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

ITEM 1A. RISK FACTORS

Incorporated by reference to the “Risk Factors” section to the Prospectus filed with the Securities & Exchange Commission on June 10, 2021.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, the Company had $487,303 in cash, and working capital deficit of $6,602,257. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our proposed initial business combination with Bitdeer. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination (including the current proposed initial business combination with Bitdeer) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our ordinary shares.

We have identified material weakness in our internal control over financial reporting. In future periods, if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and shareholders, which could have a material adverse effect on our business and the price of our Class A ordinary shares.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our ordinary share price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by or has substantial ties with non-U.S. persons domiciled outside the U.S. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the U.S. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may not be able to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong. Our Sponsor is providing us this $10,000 a month. We consider our current office space adequate for our current operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “BSGAU” on June 10, 2021.

Holders of Record

At March 2, 2023, there were 2,068,388 of our Class A ordinary shares issued and outstanding held by three shareholders of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On June 14, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 5,750,000 units at a price of $10.00 per unit resulted in a total gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with the Company’s Sponsor of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $58,075,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination before December 14, 2023 (if extended to the fullest extent permitted).

We paid a total of $3,162,500 in underwriting discounts and commissions and $1,001,299 for other costs and expenses related to the IPO.

At December 31, 2022, the Company had $18,237,834 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On November 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated November 18, 2021 with Blue Safari Mini Corp., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Bitdeer Technologies Holding Company, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Bitdeer”).

On December 15, 2021, parties to the Original Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with (ii) Bitdeer Technologies Group, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“BTG”), (iii) Blue Safari Merge Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 1”), (iv) Blue Safari Merge II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of BTG (“Merger Sub 2”), and (v) Bitdeer Merge Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of BTG (“Merger Sub 3”, and together with BTG, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”) to effect a change in structure of the business combination without affecting any underlying economic interests, whereby (a) Merger Sub 1 will merge with and into the Company with the Company being the surviving entity (the “First SPAC Merger”) and becoming a wholly owned subsidiary of BTG, (b) immediately following the First SPAC Merger, the Company will merge with and into Merger Sub 2 with Merger Sub 2 being the surviving entity (the “Second SPAC Merger”, and together with the First SPAC Merger, the “Initial Mergers”), and (c) following the Initial Mergers, Merger Sub 3 will merge with and into Bitdeer (the “Acquisition Merger” and together with the Initial Mergers, the “Mergers”), with Bitdeer being the surviving entity and becoming a wholly owned subsidiary of BTG. The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of each of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer.

The Mergers and other transactions contemplated by the Merger Agreement (the “Business Combination”) are expected to be consummated after obtaining the requisite shareholders’ approval of the Company, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer and the satisfaction of certain other customary closing conditions. For more information, see the Current Report on Form 8-K dated December 15, 2021.

On May 30, 2022, parties entered into a First Amendment to the Merger Agreement (the “Amendment”, and the Merger Agreement as amended by such Amendment, the “Amended Merger Agreement”) to extend the termination date upon which either we or Bitdeer may terminate the Amended Merger Agreement, from May 31, 2022 to September 1, 2022.

In addition, pursuant to the First Amendment, Bitdeer will provide the Company interest-free loans with an aggregate principal amount of US$1,993,000 to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination in accordance with our organizational documents (the “Combination Period”) and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination.

On December 2, 2022, the parties entered into a Second Amendment to Merger Agreement (the “Second Amendment”, and the Amended Merger Agreement as amended by such Second Amendment, the “Second Amended Merger Agreement”) to extend the termination date upon which either the Company or Bitdeer may terminate the Second Amended Merger Agreement, from September 1, 2022 to the earlier of (i) June 1, 2023 and (ii) the then last day of the Combination Period. In addition, pursuant to the Second Amendment, Bitdeer has agreed to provide the Company an additional interest-free loans with an aggregate principal amount of $2,584,141 to fund any amount that may be required in order to further extend the Combination Period and for the Company’s working capital. Such loans will only become repayable upon the Acquisition Closing (as defined in the Second Amended Merger Agreement). As of December 31, 2022, the Company received such interest-free loan from Bitdeer in the aggregate principal amount of $2,545,800.

On June 1, 2022 and September 6, 2022, using the loan amount received to date, the Company deposited into the Company’s Trust Account $1,150,000 (representing $0.20 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to December 14, 2022. On December 5, 2022, the Company made a deposit of $257,758 (representing $0.15 per Class A ordinary share) to the Trust Account and extended the Combination Period from December 14, 2022 to March 14, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our initial public offering, searching for a Business Combination target and the negotiation of the Merger Agreement as described above. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net loss of $3,917,800, which consists of operating costs and business combination costs of $4,660,233, offset by interest income from investments in our Trust Account of $742,433.

For the period from February 23, 2021 (Inception) through December 31, 2021, we had net loss of $1,239,720, which consists of formation and operating costs of $1,241,824, offset by interest income from investments in our Trust Account of $2,104.

Liquidity and Going Concern

On June 14, 2021, Blue Safari Group Acquisition Corp. (the “Company”) consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments which the underwriters exercised in full simultaneously with the consummation of the IPO. The total aggregate issuance by us of 5,750,000 units at a price of $10.00 per Unit resulted in a total gross proceeds of $57,500,000.

As of June 14, 2021, a total of $58,075,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a Trust Account established for the benefit of the Company’s public shareholders. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with BSG First Euro Investment Corp., the Company’s Sponsor, of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

For the year ended December 31, 2022, there was $1,064,156 of cash used in operating activities. Net loss of $3,917,800 was affected by interest earned on cash and marketable securities held in Trust Account amounting to $742,433 and offset by changes in current assets and liabilities of $3,596,077.

For the period from February 23, 2021 (Inception) to December 31, 2021, there was $398,627 of cash used in operating activities. Net loss of $1,239,720 was affected by formation costs paid by Sponsor of $7,169, changes in current assets and liabilities of $836,028 and offset by interest earned on cash and marketable securities held in Trust Account amounting to $2,104.

As of December 31, 2022, the Company had $487,303 of cash on hand and working capital deficit of $6,602,257.

The Company expect to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial business combination.

On June 1, 2022 and September 6, 2022, using the loan amount received to date, the Company deposited into the Company’s Trust Account $1,150,000 (representing $0.20 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to December 14, 2022. On December 5, 2022, the Company made a deposit of $257,758 (representing $0.15 per Class A ordinary share) to the Trust Account and extended the date by which the Company has to complete a business combination from December 14, 2022 to March 14, 2023. It is uncertain that the Company will be able consummate a business combination by this date. If a business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 14, 2023.

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on June 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Pursuant to the Second Amendment, Bitdeer will provide certain interest-free loans with an aggregate principal amount of US$2,584,141 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination. As of December 31, 2022, we received $2,545,800 under such loan.

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO, however, the date was extended to August 31, 2022, provided that the Company may in its sole discretion, and upon written notice to the Sponsor, extend such maturity date for an additional six months in the event that the Company has not repaid in full the principal amount and accrued interest by August 31, 2022 pursuant to the amended Promissory Note issued on May 30, 2022. On August 31, 2022, the Company issued an extension notice to the Sponsor, to extend the maturity date of the Promissory Note for an additional six (6) months from August 31, 2022 to February 28, 2023. As of December 31, 2022 and 2021, the Company had borrowed $200,000 under the promissory note.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Ordinary Shares Subject to Possible Redemption

We account for our Class A Common Stock Ordinary Shares Subject to Possible Redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Common Stock Ordinary Shares Subject to Possible Redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A Common Stock Ordinary Shares (including Class A Common Stock Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A Common Stock Ordinary Shares is classified as shareholders’ equity. Our Class A Common Stock Ordinary Shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A Common Stock Ordinary Shares Subject to Possible Redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income per Common Share

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented steps to improve our internal control over financial reporting. To respond to the material weakness related to complex financial instruments, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2022

Name	Age	Position
Alan Yamashita	72	Chairman
Alex Yamashita	37	Chief Executive Officer and Chief Investment Officer
Naphat Sirimongkolkasem	33	Chief Financial Officer and Director
Mark Streeter	40	Independent Director
Joseph Chow	51	Independent Director
Rolf Hoefer	35	Independent Director

Below is a summary of the business experience of each of our executive officers and directors

Mr. Alan Yamashita became our Chairman on June 9, 2021. Mr. Yamashita has over forty years of experience in capital markets, with a focus on investment management, investment banking, and alternative investment. Since 2013, he has been Managing Partner at Polar Ventures, a private investment firm that provides capital and strategic solutions to companies in sectors important to the Asia region’s development. He is also Board Director of Invion Limited, an ASX listed biotech company since 2019. From 2009 to 2012, Mr. Yamashita served as Executive Advisor to Mizuho Alternative Investments LLC, which was a subsidiary of the Mizuho Financial Group, dedicated to developing and managing quantitative investment strategies. During his tenure, Mr. Yamashita provided strategy, management and execution for the firm’s distressed credit, structured credit and CLO management businesses, including sourcing and investing in non-performing real estate, consumer and corporate loans. From 1999 to 2005, Mr. Yamashita served as President and Chief Executive Officer of Search Investment Group and founding Chief Executive Officer and Chief Investment Officer of Search Alternative Investment Limited, a major private global hedge fund and private equity investment practice headquartered in Asia. During his seven year tenure, Mr. Yamashita managed a multibillion-dollar portfolio of hedge funds and private equity holdings. From 1996 to 1998, Mr. Yamashita was Managing Director and Head of Asia Capital Markets for Merrill Lynch. During his tenure at Merrill Lynch, Mr. Yamashita built an award-winning franchise (IFR 1997) for profitability, volume and quality of capital markets business and was responsible for senior origination relationships in Asia. From 1979 to 1995, Mr. Yamashita was a 16 year veteran of Goldman Sachs, where he held various positions, including founding Asia manager for Goldman Sachs Asset Management (GSAM), and Executive Director for Goldman Sachs Fixed Income, Currency and Commodity (FICC), with postings in New York, Tokyo, and Hong Kong. Mr. Yamashita commenced his career as an international credit analyst at Standard and Poor’s in New York in 1977, becoming a Vice President in 1978. Mr. Yamashita holds an MPA from Princeton University’s School of Public and International Affairs and a BA from Yale University. We believe that Mr. Yamashita is qualified to serve on our board of directors based on his finance and investment expertise. Mr. Alan Yamashita is Mr. Alex Yamashita’s father.

Mr. Alex Yamashita has served as our Chief Executive Officer and Chief Investment Officer since February 2021. Mr. Yamashita has over a decade of experience in investment, fintech, and entrepreneurship. Since 2021, he has been a director at Cultur3 Capital, an Approved Investment Manager. From 2020 to 2021, he was the co-founder and partner of PPL, a private investment company focusing on fintech. From 2016 to 2019, Mr. Yamashita was the co-founder at TLDR, a fintech advisory firm. From 2012 to 2015, Mr. Yamashita undertook several entrepreneurial ventures and led various investments ranging from agritech to fintech and big data, including Omnisci, which uses graphics processing units and central processing units to query and visualize big data. From 2008 to 2012, Mr. Yamashita was Vice President for Asia and Japan Equities at CLSA, and from 2007 to 2008, an analyst at Goldman Sachs’ FICC Structured Products Group. Mr. Yamashita received his BA in Economics from Yale University. We believe that Mr. Yamashita is qualified to serve on our board of directors based on his fintech and investment expertise. Mr. Alex Yamashita is Mr. Alan Yamashita’s son.

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

Mr. Mark Streeter became a member of our board of directors on June 9, 2021. Mr. Streeter brings over a decade of experience in institutional capital markets and technology consulting, with a focus on fintech and blockchain. Since 2021, Mr. Streeter has been a director at Cultur3 Capital, an Approved Investment Manager. From June 2021 to January 2023, Mr. Streeter served as the Director of Investment Banking at JonesTrading, a U.S. brokerage firm, where he focused on emerging technology opportunities including digital assets. In 2018, Mr. Streeter founded Van Bers Consulting in Tokyo Japan (which subsequently moved to LA) to provide strategic growth consulting and a suite of supporting services to early to mid-stage technology startups in emerging growth industries with a specific focus on Asia. Prior to this, from 2008 to 2018, Mr. Streeter served multiple positions at CLSA, including Director of Japan and Asia Equity Sales, and was the specialist sales lead for CLSA’s Global Automation thematic product. During his decade long tenure at CLSA, Mr. Streeter was responsible for a multi-year strategy to build CLSA’s nascent Japan research brand globally, which resulted in Mr. Streeter building robust networks in CLSA’s key markets of Tokyo, London and New York. During this period, Mr. Streeter served as lead account manager for numerous core CLSA global accounts, managing in excess of USD 250 billion in equity assets. Mr. Streeter received his BA in Political Science from Concordia University. We believe that Mr. Streeter is qualified to serve on our board of directors based on his equity and tech expertise.

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

Dr. Rolf Hoefer became a member of our board of directors on June 9, 2021. Dr. Hoefer is a subject matter expert in the blockchain and fintech sector. Since 2021, he has been a director at Cultur3 Capital, an Approved Investment Manager. Since 2020, he has been the founder of Cultur3 Numomo, a creative NFT agency focused on collecting and exhibiting NFTs. From 2018 to 2019, Dr. Hoefer was the co-founder & technical lead at Keyless, which offers a biometrics-enabled, privacy preserving Web3 protocol offering authentication and identity management in a decentralized and standardized manner using multi-party computation schemes. During his tenure, the valuation of Keyless reached USD 10 million, and Keyless has most recently raised a round of financing at a valuation of up to USD 40 million. Dr. Hoefer has published, in academic journals like the well-known Academy of Management Review, and most recently co-authored a book called NFT Revolution in Sep 2021, which has sold about 100,000 copies since September 2021. Dr. Hoefer has also co-authored and lead a report focused on fintech and entrepreneurship, which was presented at the European Commission in 2013. Dr. Hoefer holds a PHD in Management (Entrepreneurship) with a focus on token and blockchain based systems. Dr. Hoefer also holds an MSc from INSEAD, and a BS and BA from University of Southern California. We believe that Dr. Hoefer is qualified to serve on our board of directors based on his fintech and blockchain expertise. Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance; the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2022 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Audit Committee. The Board has determined that Joseph Chow qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee did not hold any meetings in 2022.

The members of the Nominating Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation, makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet in 2022.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mark Streeter, Joseph Chow and Rolf Hoefer, each of whom is an independent director under NASDAQ’s listing standards. Joseph Chow is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●directors should not improperly fetter the exercise of future discretion;
●duty to exercise powers fairly as between different classes of shareholders;
●duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●duty to exercise independent judgment.

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

●None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see — Directors and Officers.
●Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 12 months after the closing of (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Name of Affiliated Company	Industry of Affiliated Company	Affiliation
Alan Yamashita	Polar Ventures Limited Invion Limited	Investment management life sciences	Managing Partner Director
Alex Yamashita	Cultur3 Capital	Investment Manager	Director
Mark Streeter	Van Bers Consulting	strategic growth consulting	Founder
Rolf Hoefer	Cultur3 Capital Cultur3 Numomo	Investment Manager Agency	Investment Manager Agency
Joseph Chow	Integrated Waste Solutions Group Holding Wellington Legal	integrated waste solutions provider legal services	Independent Director Partner
Naphat Sirimongkolkasem	Black Chimp Limited Collis Capital Limited Sigma Investment Holding Limited Delta Investment Holding Limited	Investment holding asset management and investment advisory service investment holding investment holding	Director Co-founder Director Director

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

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to the consummation of our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2022.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 2, 2023 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of March 2, 2023.

Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
BSG First Euro Investment Corp(2)	1,730,000	49.3%
Alan Yamashita	—	—
Alex Yamashita	—	—
Naphat Sirimongkolkasem	—	—
Mark Streeter	—	—
Joseph Chow	—	—
Rolf Hoefer	—	—
All directors and executive officers (6 individuals) and the Sponsor as a group	1,730,000	49.3%
Feis Equities LLC(3)	204,770	5.84%
Glazer Capital, LLC(4)	309,979	8.84%
Owl Creek Asset Management, L.P. (5)	306,648	8.74%
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Blue Safari Group Acquisition Corp. is The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong.
(2)	Serena Shie owns and controls BSG First Euro Investment Corp.
(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.
(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

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

Simultaneously with the closing of the IPO, on June 14, 2021, the Company consummated the private placement (the “Private Placement”) with BSG First Euro Investment Corp., the Company’s Sponsor, of 292,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO, however, the date was extended to August 31, 2022, provided that the Company may in its sole discretion, and upon written notice to Sponsor, extend such maturity date for an additional six months in the event that the Company has not repaid in full the principal amount and accrued interest by August 31, 2022 pursuant to the amended Promissory Note issued on May 30, 2022. On August 31, 2022, the Company issued an extension notice to the Sponsor, to extend the maturity date of the Promissory Note for an additional six (6) months from August 31, 2022 to February 28, 2023. As of December 31, 2022 and 2021, the Company had borrowed $200,000 under the promissory note.

The holders of founder shares, private placement units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities.The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees, reimbursements or cash payments made to our Sponsor, officers or directors, or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that is), other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement units held in the Trust Account prior to the completion of our initial business combination: (i) repayment of an aggregate of up to $200,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses; (ii) payment to an affiliate of our Sponsor of a total of $10,000 per month for office space, administrative and support services; (iii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iv) repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. These payments may be funded using the net proceeds of the IPO and the sale of the private placement units not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021 totaled $171,415 and $76,220, respectively.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the year ending December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum LLP for other services for the year ending December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed only upon the consummation of our IPO in June 2021. As a result, the audit committee did not pre-approve all of the foregoing services when the work was performed prior to the IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1

Underwriting Agreement, dated June 9, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

2.1

Agreement and Plan of Merger, dated as of November 18, 2021, by and among Blue Safari Group Acquisition Corp., Blue Safari Mini Corp., and Bitdeer Technologies Holding Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 18, 2021)

2.2

Amended and Restated Agreement and Plan of Merger, dated as of December 15, 2021, by and among the Company, Bitdeer, Merger Sub, BTG, Merger Sub 1, Merger Sub 2 and Merger Sub 3 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 15, 2021)

2.2

First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of May 30, 2022, by and among Blue Safari, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 31, 2022)

2.3

Second Amendment to Amended and Restated Agreement and Plan of Merger, dated as of December 2, 2022, by and among Blue Safari, BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 6, 2022)

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

3.2

Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 6, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 8, 2021)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 8, 2021)

4.4

Rights Agreement, dated June 9, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.1

Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.2

Investment Management Trust Account Agreement, dated June 9, 2021 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.3

Registration Rights Agreement, dated June 9, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.4

Unit Subscription Agreement, dated June 9, 2021 by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.5

Administrative Services Agreement, dated June 9, 2021 by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021)

10.6

Securities Subscription Agreement, dated February 23, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

10.7

Securities Subscription Agreement, dated March 4, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

10.8

Voting and Support Agreement, dated November 18, 2021, by and among the Registrant, Bitdeer and certain shareholders of Bitdeer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 18, 2021)

10.9	Extension Letter dated August 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 7, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended**.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 8, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE SAFARI GROUP ACQUISITION CORP.

Dated: March 3, 2023	By:	/s/ Alex Yamashita
	Name:	Alex Yamashita
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Yamashita	Chief Executive Officer and Chief Investment Officer	March 3, 2023
Alex Yamashita	(Principal Executive Officer)

/s/ Naphat Sirimongkolkasem	Chief Financial Officer and Director	March 3, 2023
Naphat Sirimongkolkasem	(Principal Accounting and Financial Officer)

/s/ Alan Yamashita	Chairman	March 3, 2023
Alan Yamashita

/s/ Mark Streeter	Independent Director	March 3, 2023
Mark Streeter

/s/ Joseph Chow	Independent Director	March 3, 2023
Joseph Chow

/s/ Rolf Hoefer	Independent Director	March 3, 2023
Rolf Hoefer

BLUE SAFARI GROUP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Safari Group Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Safari Group Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 3, 2023

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

L
	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$487,303	$413,417
Prepaid expenses	159,898	157,553
Total Current Assets	647,201	570,970
Investments held in Trust Account	18,237,834	58,077,104
Total Assets	$18,885,035	$58,648,074

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued offering costs and expenses	$4,083,468	$549,373
Due to related parties	420,190	355,863
Promissory note - related party	200,000	200,000
Promissory note - Bitdeer	2,545,800	—
Total Current Liabilities	7,249,458	1,105,236
Deferred underwriters discount	2,012,500	2,012,500
Total Liabilities	9,261,958	3,117,736

Commitments & Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 1,718,388 and 5,750,000 shares at redemption value of $10.61 and $10.10 per share as of December 31, 2022 and 2021, respectively	18,237,834	58,075,000
Shareholders’ Deficit:
Preferred shares, no par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, no par value, 100,000,000 shares authorized, 350,000 issued and outstanding, excluding 1,718,388 and 5,750,000 shares subject to possible redemption at December 31, 2022 and 2021	3,403,857	3,403,857
Class B ordinary shares, no par value, 10,000,000 shares authorized, 1,437,500 shares issued and outstanding at December 31, 2022 and 2021	25,000	25,000
Accumulated deficit	(12,043,614)	(5,973,519)
Total Shareholders’ Deficit	(8,614,757)	(2,544,662)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$18,885,035	$58,648,074

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Period from
	Ended	February 23, 2021
	December 31,	(Inception) Through
	2022	December 31, 2021
Formation and operating costs	$4,660,233	$1,241,824
Loss from operations	(4,660,233)	(1,241,824)
Other income
Interest income earned on Trust	742,433	2,104
Total other income	742,433	2,104

Net loss	$(3,917,800)	$(1,239,720)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	3,704,327
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.52)	$(0.23)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,621,514
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.52)	$(0.23)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 23, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of February 23, 2021 (Inception)	—	$—	—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	1,437,500	25,000	—	25,000
Sale of 292,500 Private Placement Units on June 14, 2021	292,500	2,925,000	—	—	—	2,925,000
Issuance of representative shares	57,500	478,857	—	—	—	478,857
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(4,733,799)	(4,733,799)
Net loss	—	—	—	—	(1,239,720)	(1,239,720)
Balance as of December 31, 2021	350,000	3,403,857	1,437,500	25,000	(5,973,519)	(2,544,662)
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(744,537)	(744,537)
Additional amount deposited into trust	—	—	—	—	(1,407,758)	(1,407,758)
Net loss	—	—	—	—	(3,917,800)	(3,917,800)
Balance as of December 31, 2022	350,000	$3,403,857	1,437,500	$25,000	$(12,043,614)	$(8,614,757)

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period from
	For the Year	February 23, 2021
	Ended	(Inception) Through
	December 31,	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(3,917,800)	$(1,239,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	7,169
Interest earned on investment held in Trust Account	(742,433)	(2,104)
Changes in current assets and current liabilities:
Prepaid Expenses	(2,345)	(69,208)
Accrued offering costs and expenses	3,534,095	549,373
Due to related parties	64,327	355,863
Net cash used in operating activities	(1,064,156)	(398,627)

Cash flows from investing activities:
Principal deposited in Trust Account	(1,407,758)	(58,075,000)
Disposal of investment held in Trust Account	41,989,461	—
Net cash provided by (used in) investing activities	40,581,703	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering	—	49,000,000
Proceeds from private placement	—	2,925,000
Proceeds from overallotment, net of underwriter discount	—	7,350,000
Proceeds from issuance of promissory note to Bitdeer	2,545,800	—
Redemption of Class A Ordinary Shares	(41,989,461)	—
Payment of deferred offering costs	—	(387,956)
Net cash (used in) provided by financing activities	(39,443,661)	58,887,044

Net Change in Cash	73,886	413,417
Cash, beginning of the period	413,417	—
Cash, end of the period	$487,303	$413,417

Supplemental Disclosure of Non-cash Activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value, including additional amounts deposited into trust	$2,152,295	$4,733,799
Initial value of ordinary shares subject to possible redemption	$—	$57,500,000
Deferred underwriting commissions payable charged to additional paid in capital	$—	$2,012,500

The accompanying notes are an integral part of the consolidated financial statements.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the Initial Public Offering (the “IPO”), searching for a Business Combination target and the negotiation of the Merger Agreement as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO, an aggregate of $10.10 per Unit sold in the IPO, or an aggregate of $58,075,000, was held in a Trust Account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Proposed Public Offering and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 5, 2022, the Company held an Extraordinary General Meeting. At this meeting, the shareholders of the Company approved the proposal to amend and restate (the “Charter Amendment”) the Company’s amended and restated memorandum and articles of association (the “Charter”) to, among other things, extend the date by which the Company has to consummate a Business Combination (the “Extension”) up to four (4) times for an additional three months each time from December 14, 2022 (the “Current Termination Date”) to December 14, 2023 (the termination date as so extended, the “Extended Termination Date”)  by deleting the Charter in its entirety and substitute it with the second amended and restated memorandum and articles of association (the “Amended Charter”).

Pursuant to the terms of the Amended Charter, the Company has until 18 months from the closing of the IPO to consummate a Business Combination, provided however that if the board of directors anticipates that the Company may not be able to consummate a Business Combination within 18 months of the closing of the IPO, the Company may, by resolution of directors, at the request of the initial shareholders, extend the period of time to consummate a Business Combination up to four times, each by an additional three months (for a total of up to 30 months to complete a Business Combination), subject to the initial shareholders depositing additional funds into the Trust Account in accordance with terms as set out in the Trust Agreement (“Combination Period”). In the event that the Company does not consummate a Business Combination within 18 months from the closing of the IPO or within up to 30 months from the closing of the IPO (subject in the latter case to valid three months extensions having been made in each case), such failure shall trigger an automatic redemption of the Public Shares (an Automatic Redemption Event) and the Directors of the Company shall take all such action necessary (i) as promptly as reasonably possible but no more than ten (10) Business Days thereafter to redeem the Public Shares in cash at a per-share amount equal to the applicable Per-Share Redemption Price; and (ii) as promptly as practicable, to cease all operations except for the purpose of making such distribution and any subsequent winding up of the Company's affairs. In the event of an Automatic Redemption Event, only the holders of Public Shares shall be entitled to receive pro rata redeeming distributions from the Trust Account with respect to their Public Shares. In order to extend the time available for the Company to consummate the initial business combination, the Company must deposit $0.15 for each public Class A ordinary share that has not been redeemed into the trust account for each three-month extension.

In connection with the vote to approve the Charter Amendment, the holders of 4,031,612 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41505502 per share, for an aggregate redemption amount of approximately $41.99 million.

On June 1, 2022 and September 6, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account $1,150,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to December 14, 2022. On December 5, 2022, the Company made a deposit of $257,758.20 to the trust account and extended the date by which the Company has to complete a business combination from December 14, 2022 to March 14, 2023.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 2, 2022, the Company entered into a Second Amendment to Amended and Restated Agreement and Plan of Merger (the “Second Amendment”, and the First Amended Merger Agreement as amended by such Second Amendment, the “Second Amended Merger Agreement”) with BTG, Merger Sub 1, Merger Sub 2, Merger Sub 3, Merger Sub and Bitdeer, to amend the First Amended Merger Agreement. The Second Amendment extends the termination date upon which either the Company or Bitdeer may terminate the Second Amended Merger Agreement, from September 1, 2022 to the earlier of (i) June 1, 2023 and (ii) the then applicable deadline for the Company to complete a Business Combination in accordance with its organizational documents. In addition, pursuant to the Second Amendment, Bitdeer has agreed to provide certain interest-free loans with an aggregate principal amount of $2,584,141 to the Company to fund any amount that may be required in order to further extend the period of time available for the Company to consummate a Business Combination and for its working capital. Such loans will only become repayable upon the Acquisition Closing (as defined in the Second Amended Merger Agreement). As of December 31, 2022, the Company received $2,545,800 from Bitdeer.

Going Concern Consideration

As of December 31, 2022, the Company had $487,303 in cash, and working capital deficit of $6,602,257.

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

On June 1, 2022 and September 6, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account $1,150,000 (representing $0.20 per Class A ordinary share) to extend the Combination Period from June 14, 2022 to December 14, 2022. On December 5, 2022, the Company made a deposit of $257,758.20 (representing $0.15 per Class A ordinary share) to the trust account and extended the date by which the Company has to complete a business combination from December 14, 2022 to March 14, 2023. It is uncertain that the Company will be able consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 14, 2023.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $487,303 and $413,417 in cash and cash equivalents as of December 31, 2022 and 2021, respectively.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2022, offering costs in the aggregate of $4,158,799 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, the fair value of the representative shares of $478,857 and $517,442 of other offering costs).

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Investments Held in Trust Account

At December 31, 2022 and 2021, the Company had $18,237,834 and $58,077,104 assets held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 1,718,388 and 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the year ended December 31,			For the period from February 23, 2021
	2022			(Inception) to December 31, 2021
		Non-			Non-
	Redeemable	redeemable		Redeemable	redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
NUMERATOR
Allocation of loss	$(2,988,703)	$(181,921)	$(747,176)	$(862,273)	$(52,486)	$(324,961)

DENOMINATOR
Weighted average shares outstanding	5,750,000	350,000	1,437,500	3,704,327	225,481	1,396,034

Basic and diluted net loss per share	$(0.52)	$(0.52)	$(0.52)	$(0.23)	$(0.23)	$(0.23)

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 5, 2022, in connection with the vote to approve the Charter Amendment, the holders of 4,031,612 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41505502 per share, for an aggregate redemption amount of approximately $41.99 million.

As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemptions reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Ordinary shares issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,158,799)
Plus:
Re-measurement of carrying value to redemption value	4,733,799

Class A ordinary shares subject to possible redemptions as of December 31, 2021	$58,075,000
Plus:
Interest earned on investment held in Trust Account	744,537
Additional amount deposited into trust	1,407,758
Less:
Class A ordinary shares redeemed on December 5, 2022	(41,989,461)
Class A ordinary shares subject to possible redemptions as of December 31, 2022	$18,237,834

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note — Related Party

On March 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the date that the Company consummates the IPO of its securities or the date on which the Company determines not to conduct an IPO, however, the date was extended to August 31, 2022, provided that the Company may in its sole discretion, and upon written notice to First Euro, extend such maturity date for an additional six months in the event that the Company has not repaid in full the principal amount and accrued interest by August 31, 2022 pursuant to the amended Promissory Note issued on May 30, 2022. On August 31, 2022, the Company issued an extension notice the Sponsor, to extend the maturity date of the Promissory Note for an additional six (6) months from August 31, 2022 to February 28, 2023. As of December 31, 2022 and 2021, the Company had borrowed $200,000 under the promissory note.

Due to Related Party

As of December 31, 2022 and 2021, the balance is $420,190 and $355,863, respectively. The balance of $420,190 represented of $130,000 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $290,190 of accrued expenses paid by the Sponsor on behalf of the Company. The balance of $355,863 represented $67,333 administrative support services fee provided by the Sponsor commencing on June 9, 2021, and $288,530 of accrued expenses paid by the Sponsor on behalf of the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Note 6 — Promissory Note – Bitdeer

On May 30, 2022, the First Amendment to the Amended & Restated Agreement and Plan of Merger by and among the Company, Bitdeer and other parties was issued, and pursuant it, Bitdeer has agreed to loan the Company an aggregate principal amount of $1.99 million in two tranches to fund any and all amounts required to extend the period of time the Company has to complete a Business Combination for up to two (2) times for an additional three (3) months period each time. Pursuant to the Second Amendment entered into on December 2, 2022, Bitdeer has agreed to provide certain interest-free loans with an aggregate principal amount of $2,584,141 to the Company to fund any amount that may be required in order to further extend the period of time available for the Company to consummate a Business Combination and for its working capital. The loans bear no interest and is only repayable only at the closing of a Business Combination by the Company. If the Closing of the Business Combination does not occur, the Company will not repay such loans. As of December 31, 2022, the Company had borrowed $2,545,800 under the promissory note.

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Representative’s Ordinary Shares

The Company issued to Maxim Partners LLC and/or its designees, 57,500 shares upon the consummation of the IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

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

BLUE SAFARI GROUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2022 and 2021, there were 350,000 Class A ordinary shares outstanding, excluding 1,718,388 and 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of December 31, 2022 and 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein and, in the Company’s, amended and restated memorandum and articles of association.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On March 2, 2023, the Company received $667,800 loan from Bitdeer pursuant to the Second Amended Merger Agreement. As of March 2, 2023, the Company had borrowed $3,213,600 from Bitdeer.